Form 10-Q
period 2026-06-30
Hemab Therapeutics Holdings, Inc.
filed 2026-08-11
CIK 2114044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

As of July 31, 2026, the registrant had 46,712,117 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS		3
RISK FACTOR SUMMARY		5

PART I.	FINANCIAL INFORMATION	7
Item 1.	Financial Statements (Unaudited)	7
	Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025	7
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2026 and 2025	8
	Condensed Consolidated Statements of Changes in Convertible Preference Shares, Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2026 and 2025 and the three months ended June 30, 2026 and 2025	9
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025	10
	Notes to Unaudited Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42

PART II.	OTHER INFORMATION	43
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	115
Item 3.	Defaults Upon Senior Securities	117
Item 4.	Mine Safety Disclosures	117
Item 5.	Other Information	117
Item 6.	Exhibits	118

Signatures		120

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

The forward-looking statements in this Quarterly Report include, among other things, statements about:

•
the initiation, timing, progress and results of our research and development programs and preclinical studies and clinical trials, including the timing of our planned Phase 3 clinical trial of sutacimig in patients with Glanzmann thrombasthenia and the timing of our first in-human studies of HMB-003;
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
•
We are heavily dependent on the success of sutacimig, HMB-002 and HMB-003.
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
•
We may enter into, collaborations with third parties for the development or commercialization of product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates and our business could be adversely affected.
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

HEMAB THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$237,366	$87,974
Marketable securities	220,094	97,511
Prepaid expenses and other current assets	6,538	7,066
Total current assets	463,998	192,551
Property and equipment, net	596	609
Operating right-of-use assets	901	1,092
Other non-current assets	2,286	531
Total assets	$467,781	$194,783
Liabilities, convertible preference shares, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,232	$5,734
Accrued expenses and other current liabilities	6,252	4,296
Operating lease liabilities	460	647
Total current liabilities	12,944	10,677
Operating lease liabilities, net of current portion	566	573
Total liabilities	13,510	11,250
Commitments and contingencies (Note 8)
Convertible preference shares and convertible preferred stock:
Series Seed convertible preferred stock and convertible preference shares, $0.0001 par value and DKK 1 par value as of June 30, 2026 and December 31, 2025, respectively; no shares and 23,343 shares authorized, issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; liquidation preference of $0 and $2,939 as of June 30, 2026 and December 31, 2025, respectively	—	5,236
Series A convertible preferred stock and convertible preference shares, $0.0001 par value and DKK 1 par value as of June 30, 2026 and December 31, 2025, respectively; no shares and 225,866 shares authorized, issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; liquidation preference of $0 and $54,528 as of June 30, 2026 and December 31, 2025, respectively	—	63,536
Series B convertible preferred stock and convertible preference shares, $0.0001 par value and DKK 1 par value as of June 30, 2026 and December 31, 2025, respectively; no shares and 442,205 shares authorized, issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; liquidation preference of $0 and $135,248 as of June 30, 2026 and December 31, 2025, respectively	—	134,975
Series C convertible preferred stock and convertible preference shares, $0.0001 par value and DKK 1 par value as of June 30, 2026 and December 31, 2025, respectively; no shares and 512,991 shares authorized, issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; liquidation preference of $0 and $156,898 as of June 30, 2026 and December 31, 2025, respectively	—	156,421
Stockholders’ deficit:
Ordinary shares, DKK 1 par value; no shares and 946,000 shares authorized, issued, and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	132
Common stock, $0.0001 par value; 400,000,000 shares and no shares authorized as of June 30, 2026 and December 31, 2025, respectively; 46,705,410 shares and no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	5	—
Preferred stock, $0.0001 par value; 5,000,000 shares and no shares authorized as of June 30, 2026 and December 31, 2025, respectively; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	685,709	4,916
Accumulated deficit	(228,695)	(181,858)
Accumulated other comprehensive (loss) income	(2,748)	175
Total stockholders’ equity (deficit)	454,271	(176,635)
Total liabilities, convertible preference shares, convertible preferred stock and stockholders’ equity (deficit)	$467,781	$194,783

See accompanying notes to the financial statements.

HEMAB THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$20,336	$12,874	$39,797	$26,975
General and administrative	5,743	3,183	9,894	5,642
Total operating expenses	26,079	16,057	49,691	32,617
Loss from operations	(26,079)	(16,057)	(49,691)	(32,617)
Other income (expense), net
Interest income	2,858	335	4,077	808
Other (expense) income, net	(832)	3,517	(1,114)	4,108
Total other income, net	2,026	3,852	2,963	4,916
Loss before income tax expense	(24,053)	(12,205)	(46,728)	(27,701)
Income tax (expense) benefit	(97)	(4)	(109)	186
Net loss	$(24,150)	$(12,209)	$(46,837)	$(27,515)
Net loss per share, basic and diluted	$(0.80)	$(12.91)	$(3.00)	$(29.09)
Weighted average shares outstanding, basic and diluted	30,111,338	946,000	15,609,236	946,000
Other comprehensive loss
Net loss	$(24,150)	$(12,209)	$(46,837)	$(27,515)
Net unrealized (loss) gain on available-for-sale debt securities	(2,309)	(609)	(2,923)	365
Total comprehensive loss	$(26,459)	$(12,818)	$(49,760)	$(27,150)

See accompanying notes to the financial statements.

HEMAB THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Changes in Convertible Preference Shares, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Series Seed Convertible Preference Shares		Series A Convertible Preference Shares		Series B Convertible Preference Shares		Series C Convertible Preference Shares		Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Ordinary Shares		Common Stock		Additional Paid- In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at December 31, 2024	23,343	$5,236	225,866	$63,536	442,205	$134,975	—	$—	—	$—	—	$—	—	$—	—	$—	946,000	$132	—	$—	$2,905	$(365)	$(117,945)	$(115,273)
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	459	-	-	459
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	974	-	974
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(15,306)	(15,306)
Balance at March 31, 2025	23,343	5,236	225,866	63,536	442,205	134,975	-	-	-	-	-	-	-	-	-	-	946,000	132	-	-	3,364	609	(133,251)	(129,146)
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	494	-	-	494
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(609)	-	(609)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(12,209)	(12,209)
Balance at June 30, 2025	23,343	$5,236	225,866	$63,536	442,205	$134,975	—	$-	—	$-	—	$-	—	$-	—	$-	946,000	$132	—	$-	$3,858	$-	$(145,460)	$(141,470)

	Series Seed Convertible Preference Shares		Series A Convertible Preference Shares		Series B Convertible Preference Shares		Series C Convertible Preference Shares		Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Ordinary Shares		Common Stock		Additional Paid- In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2025	23,343	$5,236	225,866	$63,536	442,205	$134,975	512,991	$156,421	—	$—	—	$—	—	$—	—	$—	946,000	$132	—	$—	$4,916	$175	$(181,858)	$(176,635)
Effect of Reorganization	(23,343)	(5,236)	(225,866)	(63,536)	(442,205)	(134,975)	(512,991)	(156,421)	23,343	5,236	225,866	63,536	442,205	134,975	512,991	156,421	(946,000)	(132)	946,000	-	132	-	-	-
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,318	-	-	1,318
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(614)	-	(614)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(22,687)	(22,687)
Balance at March 31, 2026	-	-	-	-	-	-	-	-	23,343	5,236	225,866	63,536	442,205	134,975	512,991	156,421	-	-	946,000	-	6,366	(439)	(204,545)	(198,618)
Issuance of common stock pursuant to initial public offering, net of underwriter’s discount and issuance costs of $29.6 million	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	19,262,500	2	317,163	-	-	317,165
Conversion of convertible preferred stock into common stock upon initial public offering	-	-	-	-	-	-	-	-	(23,343)	(5,236)	(225,866)	(63,536)	(442,205)	(134,975)	(512,991)	(156,421)	-	-	26,496,910	3	360,165	-	-	360,168
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,015	-	-	2,015
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,309)	-	(2,309)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(24,150)	(24,150)
Balance at June 30, 2026	—	$-	—	$-	—	$-	—	$-	—	$-	—	$-	—	$-	—	$-	—	$-	46,705,410	$5	$685,709	$(2,748)	$(228,695)	$454,271

See accompanying notes to the financial statements

HEMAB THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(46,837)	$(27,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	3,333	953
Depreciation and amortization	148	152
Non-cash lease expense	313	283
Accretion of discount on available-for-sale debt securities	(2,135)	(331)
Other non-cash items	-	(910)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	528	(746)
Other non-current assets	(1,755)	(834)
Accounts payable	498	564
Accrued expenses and other current liabilities	2,002	316
Operating lease liabilities	(316)	(281)
Other non-current liabilities	-	(17)
Net cash used in operating activities	(44,221)	(28,366)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(148,208)	(19,948)
Maturities of available-for-sale debt securities	25,059	35,472
Purchases of property and equipment	(135)	(16)
Net cash (used in) provided by investing activities	(123,284)	15,508
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs of $29.6 million	317,165	-
Principal payments on finance lease	(46)	(59)
Net cash provided by (used in) financing activities	317,119	(59)
Effect of foreign exchange rate changes on cash and cash equivalents	(222)	-
Net increase (decrease) in cash and cash equivalents	149,392	(12,917)
Cash and cash equivalents at beginning of period	87,974	74,407
Cash and cash equivalents at end of period	$237,366	$61,490
Supplemental disclosure of cash flow activities
Cash paid for interest	$-	$7
Cash paid for income taxes	$-	$197
Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	$122	$-

See accompanying notes to the financial statements.

HEMAB THERAPEUTICS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of Business and Liquidity

Nature of Business

Hemab Therapeutics Holdings, Inc. (the “Company”) is a clinical-stage biotechnology company developing therapies that reimagine the treatment of blood coagulation disorders to sustain life and human resilience. Based in Denmark and the United States, the Company’s mission is to build the leading coagulation company by discovering, developing, and commercializing innovative therapies for the millions of patients worldwide suffering from serious bleeding and thrombotic diseases, including Glanzmann thrombasthenia, Factor VII deficiency, Von Willebrand Disease, heavy menstrual bleeding and other conditions of abnormal bleeding, all of which can cause significant life-long burden to patients.

The Company’s lead asset, sutacimig (HMB-001), is a bispecific antibody currently in Phase 1/2 clinical development for the prophylactic treatment of Glanzmann thrombasthenia and Phase 2 clinical development for the prophylactic treatment of Factor VII deficiency. The Company’s second clinical-stage asset, HMB-002, is a monovalent antibody in clinical development for subcutaneous prophylactic treatment of Von Willebrand Disease. The Company is also developing HMB-003, an anti-fibrinolytic targeting plasmin inhibition in preclinical development designed to reduce bleeding across multiple high-unmet-need conditions, beginning with heavy menstrual bleeding. The Company is also advancing multiple preclinical and discovery-stage assets.

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

In connection with the corporate reorganization, the original issue price for the Company’s Series Seed Convertible Stock and Series A Convertible Stock were converted from Euros and Danish Kroners (“DKK”), respectively, into U.S. dollars. The original issue price was set for each series of convertible preferred stock so the convertible preferred stock would be convertible into common stock on a one-for-one basis.

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

Initial Public Offering

On May 4, 2026, the Company completed the initial public offering (the “IPO”) of 19,262,500 shares of its common stock, which included the exercise in full by the underwriters of their option to purchase 2,512,500 additional shares of common stock, at a public offering price of $18.00 per share. The net proceeds to the Company from the IPO were approximately $317.2 million after deducting underwriting discounts and commissions and offering expenses of $29.6 million payable by the Company. In connection with the completion of the IPO, all shares of the Company's preferred stock were converted into 26,496,910 shares of common stock, and no shares of preferred stock were thereafter outstanding.

In connection with the closing of the IPO, on May 4, 2026, the Company filed a restated certificate of incorporation with the Secretary of State of the State of Delaware, which authorizes 400,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.0001 per share.

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

Liquidity and Management's Plan

Since inception, the Company has devoted substantially all its efforts to business planning, conducting research and development, recruiting management and technical staff, and raising capital. The Company has financed its operations primarily through private placements of convertible preference shares and issuance of convertible debt and, most recently, from the sale of common stock in its IPO in May 2026.

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

The Company has incurred losses since inception and had an accumulated deficit of $228.7 million as of June 30, 2026. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as it continues development of its product candidates.

As of June 30, 2026, the Company had cash and cash equivalents, and marketable securities of $457.5 million. The Company believes that its existing cash, cash equivalents, and marketable securities will enable it to fund its operating expenses and capital expenditure requirements for at least one year from the date of the issuance of these unaudited condensed consolidated financial statements.

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

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of it and its wholly owned subsidiaries, Hemab ApS and Hemab Therapeutics, Inc. The Company completed its corporate reorganization to Delaware on March 30, 2026 and Hemab ApS became a wholly owned subsidiary of Hemab Therapeutics Holdings, Inc. on April 1, 2026. Accordingly, the Company’s consolidated financial statements are those of Hemab Therapeutics Holdings, Inc. for the periods after the corporate reorganization and are those of Hemab ApS for historical periods before the corporate reorganization. Management has concluded the Company has a single reporting segment for purposes of reporting financial condition and results of operations. All intercompany transactions and balances have been eliminated in accordance with ASC 810, Consolidation.

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

Unaudited Interim Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements of Hemab ApS and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of June 30, 2026 and its results of operations and cash flows for the six months ended June 30, 2026 and 2025. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements of Hemab ApS as of that date. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from these unaudited condensed consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and in these accompanying notes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors and assumptions that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, which include, but are not limited to, accrued research and development expenses, the fair value of the common stock, options, and warrants for equity-based compensation expense, and the valuation of the Company’s deferred tax assets. Changes in estimates are recorded in the period in which they become known.

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

Deferred Offering Costs

Deferred offering costs consist of certain legal, professional, accounting and other third-party fees that are incremental and directly associated with the IPO. These direct costs are capitalized and recorded as other non-current assets on the condensed consolidated balance sheets. Upon completion of the IPO in May 2026, the deferred offering costs were recorded as a reduction of the proceeds within additional paid-in capital. The Company had no deferred offering costs recorded as other non-current assets as of June 30, 2026 and 2025.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ deficit that result from transactions and events other than those with stockholders. The Company’s unrealized gains and losses on available-for sale debt securities represent the only component of other comprehensive income (loss).

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities:
Non-U.S. debt securities	$—	$111,404	—	$111,404
U.S. treasury securities	—	108,690	—	108,690
Total assets measured at fair value	$—	$220,094	$—	$220,094

	December 31, 2025
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Certificates of deposit	$—	$50,930	—	$50,930
Non-U.S. debt securities	—	17,638	—	17,638
Marketable securities:
U.S. treasury securities	—	97,511	—	97,511
Total assets measured at fair value	$—	$166,079	$—	$166,079

The Company’s cash equivalents and marketable securities were valued based on Level 2 inputs and in determining the fair value the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data.

4. Available-For-Sale Debt Securities

Available-for-sale debt securities consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
U.S. treasury securities	$108,815	$—	$(125)	$108,690
Non-U.S. debt securities	114,027	—	(2,623)	111,404
Total	$222,842	$—	$(2,748)	$220,094

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
U.S. treasury securities	$97,559	$—	$(48)	$97,511
Cash equivalents:
Non-U.S. debt securities	17,415	223	—	17,638
Total	$114,974	$223	$(48)	$115,149

All of the Company’s available-for-sale debt securities as of June 30, 2026 and December 31, 2025 had a contractual maturity of less than 12 months. All of the Company’s available-for-sale debt securities as of June 30, 2026 and December 31, 2025 are classified as current as they mature within one year from the balance sheet date.

The Company recognized net realized gains of $0.2 million during the six months ended June 30, 2026 on its available-for-sale debt securities. There were no net realized gains or losses during the three months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company recognized net realized gains of $1.3 million and $0.9 million respectively on its available-for-sale debt securities. These net realized gains and losses were recognized in other income (expense), net and represent amounts reclassified from accumulated other comprehensive income (loss) into earnings.

As of June 30, 2026, the Company held six securities in an unrealized loss position with an aggregate fair value of $220.1 million. As of December 31, 2025, the Company held three securities in an unrealized loss position with an aggregate fair value of $97.5 million. None of the securities were in an unrealized loss position for greater than 12 months.

The Company has the intent and ability to hold its debt securities until recovery of their amortized cost bases, which may be at maturity. As a result, the Company did not recognize any differences between the fair value and amortized cost basis as a loss in its consolidated statements of operations and comprehensive loss for the six months ended June 30, 2026 and year ended December 31, 2025. The Company did not record any credit-related impairments for its available-for-sale debt securities for the six months ended June 30, 2026 and year ended December 31, 2025.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of	As of
	June 30,	December 31,
	2026	2025
Prepaid expenses	$4,718	$4,437
Other receivables	1,820	2,629
Total	$6,538	$7,066

6. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	As of	As of
	June 30,	December 31,
	2026	2025
Laboratory equipment	$887	$775
Furniture and fixtures	436	413
Leasehold improvements	82	82
Computer equipment	62	62
Total property and equipment, at cost	1,467	1,332
Less: accumulated depreciation	(871)	(723)
Property and equipment, net	$596	$609

As of June 30, 2026, there were no finance leased assets included in property and equipment, net. As of December 31, 2025, property and equipment, net included finance leased assets of approximately $0.5 million, with accumulated depreciation of approximately $0.3 million. Depreciation expense was approximately $0.1 million for each of the three months ended June 30, 2026 and 2025 and approximately $0.2 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of	As of
	June 30,	December 31,
	2026	2025
Accrued contract research and development costs	$2,750	$949
Accrued employee compensation	2,512	3,007
Other	990	340
Total	$6,252	$4,296

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

Unless earlier terminated, the Genmab Agreement will expire, on a TLT-1/Factor VII Antibody Product-by-TLT-1/Factor VII Antibody Product and country-by-country basis, upon the expiration of the last net profit share term for such TLT-1/Factor VII Antibody Product in such country. On expiration of each net profit share term, the Company’s license becomes perpetual, fully paid-up and non-exclusive with respect to the applicable TLT-1/Factor VII Antibody Product in the applicable country. Either party may terminate the Genmab Agreement for the other party’s uncured material breach or insolvency or in certain events of force majeure. Genmab may terminate the Genmab Agreement if the Company or its affiliates or sublicensees challenge any of the platform technology patent rights licensed under the Genmab Agreement. The Company may terminate the Genmab Agreement for any reason upon 120 days written notice to Genmab. If Novo Nordisk obtains from the Company the exclusive right to exploit TLT-1/Factor VII Antibody Products, including upon termination of the Novo Nordisk Agreement, then the Genmab Agreement will terminate in all territories in which Novo Nordisk obtains such exclusive rights.

Agreement with Gubra

In November 2023, the Company entered into a collaboration and development agreement with Gubra A/S, or Gubra, under which the Company and Gubra applied its streaMLine peptide discovery platform to identify peptide candidates in support of the Company's early-stage discovery and development activities. The Company refers to this agreement as the Gubra Agreement and to any product developed under the Gubra Agreement as a Gubra Collaboration Product. Under the Gubra Agreement, Gubra granted to the Company a non-exclusive, royalty-free, worldwide and sublicensable license under Gubra’s background intellectual property, as well as to any new intellectual property that was developed under the Gubra Agreement that related to Gubra’s platform, processes or know how and that was not specific to any Gubra Collaboration Product (which the Company refers to as Gubra Foreground IP), in each case, to develop, manufacture and commercialize any Gubra Collaboration Product. The Gubra Agreement provides that all intellectual property that was developed under the Gubra Agreement, other than Gubra Foreground IP, vests in and is owned by the Company, including all intellectual property specific to any Gubra Collaboration Product. The Company is solely responsible, at the Company's discretion and expense, for the development and commercialization of any Gubra Collaboration Product.

In consideration for Gubra's discovery and development services, the Company paid Gubra a one-time upfront low single digit million Euro payment. The Company is further obligated to pay Gubra a one-time middle single digit million Euro milestone payment upon achievement by a Gubra Collaboration Product of a specified regulatory milestone event, and a low single-digit percentage royalty on net sales of any Gubra Collaboration Product, on a product-by-product and country-by-country basis, until the later of ten years following the first commercial sale of such product in such country, the expiration of the last valid claim of specified patents covering such product in such country, and the expiration of regulatory exclusivity for such product in such country. In addition, if the Company enters into a license, business or asset sale or similar transaction relating to a Gubra Collaboration Product, the Company is obligated to pay Gubra a specified percentage of the associated income, which varies with the product's stage of development at the time of the transaction.

The Gubra Agreement also contains customary termination and survival provisions.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of June 30, 2026 and December 31, 2025.

Legal Proceedings

The Company may, from time to time, be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2026 and year ended December 31, 2025 and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

9. Convertible Preferred Stock and Convertible Preference Shares

Series Seed Convertible Preference Shares

In November 2020, the Company executed an investment agreement under which it issued and sold 23,343 shares of Series Seed convertible preference shares (“Series Seed Convertible Preference Shares”) for gross cash proceeds of €2.5 million ($3.0 million).

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

In connection with the corporate reorganization, the shareholders of Hemab ApS exchanged their convertible preference shares of Hemab ApS for the same number, class and series of newly issued shares of convertible preferred stock, on a one-for-one basis, in Hemab Therapeutics Holdings, Inc.

As of December 31, 2025, the convertible preferred stock and convertible preference shares consisted of the following (in thousands, except share data):

	December 31, 2025
	Preference Shares Authorized	Preference Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Ordinary Shares Issuable Upon Conversion
Series Seed	23,343	23,343	$5,236	$2,939	513,546
Series A	225,866	225,866	63,536	54,528	4,969,052
Series B	442,205	442,205	134,975	135,248	9,728,510
Series C	512,991	512,991	156,421	156,898	11,285,802
	1,204,405	1,204,405	$360,168	$349,613	26,496,910

On May 4, 2026, the Company completed the IPO of 19,262,500 shares of its common stock for gross proceeds of approximately $346.7 million before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. In connection with the completion of the IPO, all of the Company's convertible preferred stock converted into 26,496,910 shares of common stock, and no shares of preferred stock were outstanding.

10. Common Stock

As of June 30, 2026, the Company had 400,000,000 shares of common stock authorized for issuance, and 46,705,410 shares of common stock issued and outstanding.

Prior to the closing of the IPO, the holders of shares of common stock and ordinary shares were entitled to an allocation and distribution of proceeds upon the occurrence of certain liquidity events subject to the amounts the holders of convertible preferred stock would have been entitled to be paid out (the “Liquidation Amount”). When the Liquidation Amount had been paid in full, any remaining proceeds would have been distributed to the holders of common stock or ordinary shares, as applicable, on a pro rata basis.

The holders of common stock are entitled to one vote per share held on all matters submitted to a vote of stockholders, except on matters relating solely to terms of preferred stock.

On May 4, 2026, the Company completed the IPO of 19,262,500 shares of its common stock. See Note 1, “Description of Business and Liquidity”, for additional information.

11. Equity-Based Compensation

Individual Warrant Agreements

Prior to the IPO, the Company issued equity-based compensation in the form of warrants. As of June 30, 2026, the Company had 4,341,568 warrant grants outstanding. Each vested warrant entitles the warrant holder the right to subscribe for one share of common stock. Holders of stock warrants are entitled to exercise the vested portion of the warrant. The service-based warrant grants generally vest over a four-year service period, with the first 25% vesting on the one-year anniversary of the vesting start date and the remaining vesting in equal monthly installments over the following 36 months. The service-based and performance-based warrant grants vest in the same manner as the service-based only awards to the extent the performance condition is met. The Company’s warrants expire ten years after the initial grant date if they remain unexercised. Upon the exercise date, the Company issues new shares of common stock to the participant. No additional awards are expected to be granted under Individual Warrant Agreements following the IPO.

The following table summarizes the Company’s warrant activity for the six months ended June 30, 2026:

	Number of Warrants	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding, December 31, 2025	2,101,352	$5.68	7.4	$2,409
Granted	2,294,798	$6.00	-	-
Forfeited	(54,582)	$6.82	-	-
Outstanding, June 30, 2026	4,341,568	$5.83	8.3	$134,142
Exercisable at June 30, 2026	1,684,826	$5.25	7.0	$53,040
Vested and expected to vest, June 30, 2026	4,341,568	$5.83	8.3	$134,142

The weighted-average grant date fair value of the shares underlying the warrants granted was $7.40 per share during the six months ended June 30, 2026. There were no warrants granted during the three months ended June 30, 2026. The total grant date fair value of the shares underlying the warrants that vested during the three and six months ended June 30, 2026 was $0.7 million and $1.5 million, respectively.

2026 Equity Incentive Plan

In April 2026, the Company’s board of directors adopted and the Company’s stockholders approved the 2026 Plan which became effective immediately prior to the effectiveness of the registration statement for the IPO. The 2026 Plan initially provides for the grant of awards with respect to 4,180,000 shares of common stock, which is subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2027 and continuing until, and including, the fiscal year ending December 31, 2036, equal to the lower of (i) 5% of the sum of (I) the number of shares of common stock outstanding on such date and (II) the number of shares of common stock subject to pre-funded warrants or other investment warrants issued by the Company (without giving effect to any restrictions or limitations on conversion) as of such date, and (ii) an amount determined by the Company’s board of directors. A maximum of 11,000,000 shares of common stock may be issued pursuant to incentive stock options granted under the 2026 Plan. The 2026 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based, cash-based, and performance-based awards. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2026 Plan. Options to purchase common stock may be granted at a price not less than the fair market value as established by the Company’s board of directors in the case of both NSOs and ISOs. Stock option grants under the 2026 Plan generally vest over four years. The Company’s options expire ten years after the initial grant date if they remain unexercised. Upon the exercise date, the Company issues new shares of common stock to the participant. Only stock options have been awarded under the 2026 Plan during the six months ended June 30, 2026. As of June 30, 2026, 306,900 options were outstanding under the 2026 Plan and 3,873,100 shares were available for future grant under the 2026 Plan.

Stock Options

The following table summarizes the Company’s option activity for the six months ended June 30, 2026:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding, December 31, 2025	-	$-	-	$-
Granted	306,900	$18.00	-	-
Outstanding, June 30, 2026	306,900	$18.00	9.8	$5,748
Exercisable at June 30, 2026	2,042	$18.00	10.1	$38
Vested and expected to vest, June 30, 2026	306,900	$18.00	9.8	$5,748

The weighted-average grant date fair value of the shares underlying the options granted was $28.47 per share during each of the three and six months ended June 30, 2026. The total grant date fair value of the shares underlying the options that vested was $0.1 million during each of the three and six months ended June 30, 2026.

Black Scholes Assumptions

The following assumptions were used in determining the fair value of options and warrants granted during the six months ended June 30, 2026:

Six Months Ended June 30, 2026
Expected volatility	89.0% - 91.2%
Risk-free interest rate	3.8% - 4.1%
Expected term (in years)	5.8 - 6.2
Expected divided yield	0%

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

2026 Employee Stock Purchase Plan

In April 2026 the Company’s board of directors adopted and the Company’s stockholders approved the 2026 Employee Stock Purchase Plan (the “2026 ESPP”) which became effective immediately prior to the effectiveness of the registration statement for the IPO. The 2026 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 418,000 shares of common stock.

The number of shares of common stock reserved for issuance under the 2026 ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2027 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2036, in an amount equal to the least of (i) 1,700,000 shares of common stock, (ii) 1% of the number of shares of common stock outstanding on such date and (iii) an amount determined by the Company’s board of directors.

The 2026 ESPP allows each eligible employee to authorize up to a maximum of 15% of his or her compensation to be deducted by the Company during the plan period. Under the terms of the 2026 ESPP, the purchase price will be determined by the Company’s board of directors for each plan period, including whether such option price shall be determined based on the lesser of the closing price of the common stock on (i) the first business day of the plan period or (ii) the exercise date, or shall be based solely on the closing price of the common stock on the exercise date; provided, however, that such option price will be at least 85% of the applicable closing price of the common stock. If the Company’s board of directors does not make a determination of the purchase price, the purchase price will be 85% of the lesser of the closing price of the common stock on (i) the first business day of the plan period or (ii) the last day of the plan period.

The Company has not yet commenced any offering periods under the 2026 ESPP.

Equity-Based Compensation Expense

Equity-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$981	$215	$1,546	$395
General and administrative	1,034	279	1,787	558
Total	$2,015	$494	$3,333	$953

As of June 30, 2026, the total unrecognized compensation expense related to the Company’s options and warrants was $25.3 million, which the Company expects to recognize over a weighted-average period of approximately 3.4 years.

12. Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury stock and if converted methods. Diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2026 and 2025, since the effects of any potentially dilutive securities, would be antidilutive given the net loss of the Company.

Basic and diluted net loss per share is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(24,150)	$(12,209)	$(46,837)	$(27,515)
Net loss per share, basic and diluted	$(0.80)	$(12.91)	$(3.00)	$(29.09)
Weighted-average shares outstanding, basic and diluted	30,111,338	946,000	15,609,236	946,000

The following table sets forth the outstanding shares of common stock and ordinary share equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have been anti-dilutive:

	Three & Six Months Ended June 30,
	2026	2025
Convertible preference shares	—	15,211,108
Warrants to purchase common stock	4,341,568	2,112,352
Options to purchase common stock	306,900	—

13. Segment Reporting

The Company has one operating segment. The Company’s operating segment is engaged in the research and development of prophylactic therapeutics for bleeding disorders. The Company’s Chief Executive Officer and Chief Financial Officer/General Manager are together considered the Company’s Chief Operating Decision Maker ("CODM") and together manage the Company’s operations on a consolidated basis for the purposes of assessing performance and allocating resources based on net loss that also is reported on the consolidated statement of operations as consolidated net loss. This financial metric is used by the CODM to make key operating decisions such as the allocation of capital between program expenses, early-stage discovery expenses, and general and administrative expense, including headcount and facilities decisions. The measure of segment assets is reported on the balance sheet as total consolidated assets. The following table presents long-lived assets by geographic location as of June 30, 2026 and December 31, 2025 (in thousands):

	As of	As of
	June 30,	December 31,
	2026	2025
United States of America	$234	$461
Denmark	1,263	1,240
	$1,497	$1,701

The following table presents selected financial information about the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development personnel-related (excluding equity-based compensation)	$5,835	$3,362	$10,536	$5,786
External research and development costs - sutacimig	5,371	4,651	11,166	10,604
External research and development costs - HMB-002	3,004	1,811	6,510	6,374
External research and development costs - HMB-003	1,887	526	3,945	788
External - discovery related costs and other	3,258	2,309	6,094	3,028
Personnel-related (excluding equity-based compensation)	1,054	863	2,086	1,623
External - general and administrative	3,578	1,967	5,876	3,310
Equity-based compensation expense	2,015	494	3,333	953
Depreciation expense	77	74	145	151
Other segment (income) expenses	832	(3,517)	1,114	(4,108)
Interest income	(2,858)	(335)	(4,077)	(808)
Income tax expense (benefit)	97	4	109	(186)
Consolidated net loss	$24,150	$12,209	$46,837	$27,515

(a)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(b)
Other segment expenses include foreign currency exchange loss and other income/expense.

14. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates and to identify matters that require additional disclosure. Subsequent events have been evaluated as required.

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

Overview

We are a clinical-stage biotechnology company developing therapies that reimagine the treatment of blood coagulation disorders to sustain life and human resilience. Our mission is to build the leading coagulation company by discovering, developing, and commercializing innovative therapies for the millions of patients worldwide suffering from serious bleeding and thrombotic diseases, including Glanzmann thrombasthenia, Factor VII deficiency, Von Willebrand Disease, heavy menstrual bleeding and other conditions of abnormal bleeding, all of which can cause significant life-long burden to patients. We are building a comprehensive franchise of investigational therapeutics spanning from Phase 2 clinical development through discovery research. Our assets address critical gaps in the treatment of coagulation disorders, with multiple value-driving clinical data events anticipated in 2026, 2027 and beyond.

Our lead asset, sutacimig, is a bispecific antibody currently in Phase 1/2 clinical development for the prophylactic treatment of Glanzmann thrombasthenia and Phase 2 clinical development for the prophylactic treatment of Factor VII deficiency. Our second clinical-stage asset, HMB-002, is a monovalent antibody in Phase 1/2 clinical development for subcutaneous prophylactic treatment of Von Willebrand Disease. We are also developing HMB-003, an anti-fibrinolytic targeting plasmin inhibition in preclinical development to reduce bleeding across multiple high-unmet-need conditions, beginning with heavy menstrual bleeding. We are also advancing multiple preclinical and discovery-stage assets.

Since our inception in 2020, we have devoted substantially all of our resources to drug discovery, the development of our lead product candidates, sutacimig and HMB-002, along with several preclinical programs focusing on coagulation disorders such as HMB-003. In addition to our research and development efforts, our operations to date have been limited to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, in-licensing technology, discovering product candidates, undertaking preclinical studies, conducting clinical trials and providing general and administrative support for these operations.

We have no approved products, and we have not generated any revenue from product sales. On May 4, 2026, we closed our initial public offering ("IPO") of 19,262,500 shares of common stock, which included the exercise in full by the underwriters of their option to purchase additional shares of common stock. The net proceeds from the IPO were approximately $317.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Prior to our IPO, we financed our operations primarily through private placements of convertible preference shares and issuance of convertible debt. Since our inception through June 30, 2026, we have received aggregate gross proceeds of approximately $692.7 million from such transactions.

We have incurred significant operating losses since inception. Our net losses were $46.8 million and $27.5 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $228.7 million. We expect to continue to incur significant operating expenses and net losses for the foreseeable future.

We anticipate that our expenses will increase substantially if and as we:

•
continue to advance the clinical development of our product candidates, including our ongoing clinical development of sutacimig in patients with Glanzmann thrombasthenia and Factor VII deficiency, our ongoing clinical development of HMB-002 in patients with Von Willebrand Disease, as well as HMB-003 and any other product candidates that we may develop;
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
•
incur additional audit, legal, regulatory, tax and other expenses with being a public company; and
•
make any milestone, royalty, or other payments to Novo Nordisk A/S, or Novo Nordisk, under our license agreement with Novo Nordisk, or the Novo Nordisk Agreement, to Genmab A/S, or Genmab, under our license agreement with Genmab, or the Genmab Agreement, and to Gubra A/S, or Gubra, under our collaboration agreement with Gubra, or the Gubra Agreement, and under any additional future collaboration or license agreements that we may enter into.

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

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $457.5 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2029. For more information, see the section titled “Liquidity and Capital Resources” below.

Recent Developments

Sutacimig

Glanzmann Thrombasthenia

In July 2026, we announced that sutacimig demonstrated a sustained prophylactic effect in Glanzmann thrombasthenia in the long-term extension portion of our ongoing Phase 2 clinical trial of sutacimig in patients with Glanzmann thrombasthenia. The data enabled identification of a once weekly dose of 0.2 mg/kg for our planned Phase 3 clinical trial, which the FDA has endorsed. This dose has the potential to optimize annualized treated bleed event rate, or ATBR, reduction while avoiding high peak exposures associated with thromboembolism observed in our Phase 1/2 clinical trial of sutacimig in patients with Glanzmann thrombasthenia. We plan to initiate a Phase 3 clinical trial of sutacimig for Glanzmann thrombasthenia in the second half of 2026.

Factor VII deficiency

In July 2026, we presented preclinical data for sutacimig in FVIID that demonstrated restoration of thrombin generation under disease-mimicking conditions. The data demonstrated retained binding expected for greater than 90% of severe-to-moderate FVIID database variants and confirmed binding across 22 of 25 tested variants (88%), supporting broad patient applicability for our ongoing Phase 2 clinical trial of sutacimig in Factor VII deficiency. We expect to report data from our Phase 2 clinical trial of sutacimig in Factor VII deficiency in late 2026 or early 2027.

HMB-002

In July 2026, we also announced new first-in-human data from VELORA Pioneer, our Phase 1/2 clinical trial of HMB-002 in patients with Von Willebrand Disease. VELORA Pioneer is a three-part protocol: Part A evaluating pharmacokinetics ("PK"), pharmacodynamics ("PD"), and safety of HMB-002 following a single fixed subcutaneous ("SC") dose; Part B evaluating PK, PD, and exploratory efficacy following multiple SC doses; and a newly added Part C evaluating single dose HMB-002 with concomitant IV factor concentrate. All three parts are actively enrolling patients. We believe the data validated our approach of increasing von Willebrand factor, or VWF, and coagulation factor VIII, or FVIII, in Von Willebrand Disease with durable subcutaneous dosing, and a multiple dose assessment is underway. The data announcement reported the following:

•
Extended half-life supporting infrequent dosing: PK analysis confirmed dose-dependent increase in Cmax with prolonged duration.
•
Dual VWF and FVIII elevation: In all dose cohorts tested, VWF and FVIII were elevated in a dose-dependent manner. In cohort A3 (150 mg), ≥2.4-fold elevation in both VWF and FVIII was achieved and accompanied by restoration of thrombin generation, shortening of APTT, and stable multimer distribution. The pharmacokinetic/pharmacodynamic ("PK/PD") profile supports potential for monthly dosing.
•
Emerging safety profile: Most treatment-emergent adverse events, or TEAEs, were mild to moderate in severity, no serious TEAEs occurred, no events were considered related to HMB-002, and no participant discontinued the study due to TEAEs. There were no thromboembolic events, no injection site reactions, no thrombocytopenia, and no hypersensitivity reactions.
•
Preliminary clinical observations: The single ascending dose, or SAD, part of the study was not designed to measure efficacy, so clinical observations should be considered descriptive in nature. Three of the four cohorts have completed enrollment with the fourth currently enrolling patients. Across the SAD cohorts, 8 of 9 evaluable patients had zero treated bleeds in the 28 days following HMB-002 dosing, with a mean ATBR of 1.6. Among participants treated with HMB-002, the baseline mean ATBR before HMB-002 treatment was 20.1 reflecting significant disease burden in Type 1 VWD, based on bleed data collected up to 5.5 months.

HMB-003

Also in July 2026, we announced that preclinical data for HMB-003 demonstrated that HMB-003 directly inhibited plasmin at its active site and inhibited fibrinolysis across both tPA- and uPA-driven pathways, while showing no effect on thrombin generation, platelet function, or coagulation in nonclinical studies. Additionally, following a single subcutaneous dose in minipigs, HMB-003 achieved peak plasma levels within hours and sustained antifibrinolytic activity for approximately one week. We expect to initiate first-in-human studies of HMB-003 in the second half of 2026 with initial clinical data in mid-2027.

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
•
laboratory and vendor costs related to the execution of preclinical studies and planned and ongoing clinical trials;
•
costs related to compliance with regulatory requirements;
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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Operating expenses
Research and development	$20,336	$12,874	$7,462
General and administrative	5,743	3,183	2,560
Total operating expenses	26,079	16,057	10,022
Loss from operations	(26,079)	(16,057)	(10,022)
Other income (expense), net:
Interest income	2,858	335	2,523
Other income (expense), net	(832)	3,517	(4,349)
Total other income (expense), net	2,026	3,852	(1,826)
Loss before income tax (expense) benefit	(24,053)	(12,205)	(11,848)
Income tax (expense) benefit	(97)	(4)	(93)
Net loss	$(24,150)	$(12,209)	$(11,941)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
External research and development costs by product candidate:
sutacimig	$5,371	$4,651	$720
HMB-002	3,004	1,811	1,193
HMB-003	1,887	526	1,361
Other research and development costs:
Personnel-related (excluding equity-based compensation)	5,835	3,362	2,473
Equity-based compensation	981	215	766
Discovery and other	3,258	2,309	949
Total research and development expense	$20,336	$12,874	$7,462

Total research and development expenses were $20.3 million for the three months ended June 30, 2026, compared to $12.9 million for the three months ended June 30, 2025. The $7.4 million increase in research and development expenses for the three months ended June 30, 2026 was primarily due to an increase of $3.3 million in external research and development costs for our drug product candidates, a $3.2 million increase in personnel-related costs and equity-based compensation and an increase of $0.9 million in discovery and other costs related to adding consultancy resources for medical and clinical operations.

External research and development expenses related to sutacimig for the three months ended June 30, 2026 and 2025 were $5.4 million and $4.7 million, respectively. The increase of $0.7 million for the three months ended June 30, 2026 was primarily driven by increased Chemistry, Manufacturing, and Controls, or CMC, costs.

External research and development expenses related to HMB-002 for the three months ended June 30, 2026 and 2025 were $3.0 million and $1.8 million, respectively. The increase of $1.2 million for the three months ended June 30, 2026 was primarily driven by clinical development costs related to the ongoing Phase 1/2 clinical trial of HMB-002 during the three months ended June 30, 2026 as compared to start-up costs during the three months ended June 30, 2025.

External research and development expenses related to HMB-003 for the three months ended June 30, 2026 and 2025 were $1.9 million and $0.5 million, respectively. The increase of $1.4 million for the three months ended June 30, 2026 was primarily driven by increased non-clinical and CMC development related to the HMB-003 program during the three months ended June 30, 2026 as compared to primarily pre-clinical development costs in the three months ended June 30, 2025.

Personnel-related expenses and equity-based compensation increased by $2.5 million and $0.8 million in the three months ended June 30, 2026, respectively, compared to the three months ended June 30, 2025, primarily driven by a significant increase in average headcount across clinical development, CMC, and clinical operations related to the pursuit of identifying and developing product candidates.

Discovery and other costs increased by $0.9 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by an increase in discovery activities and consultancy expense related to clinical operations, clinical research, and regulatory research.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Personnel-related (excluding equity-based compensation)	$1,054	$863	$191
Equity-based compensation	1,034	279	755
Professional services	1,522	1,248	274
Other	2,133	793	1,340
Total general and administrative expense	$5,743	$3,183	$2,560

Total general and administrative expenses were $5.7 million for the three months ended June 30, 2026, compared to $3.2 million for the three months ended June 30, 2025. The $2.5 million increase was primarily due to an increase in personnel-related costs and equity-based compensation of $0.2 million and $0.7 million, respectively, driven by an increase in average headcount as well as an increase in professional service fees and other administrative fees of $1.6 million.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2026 and 2025 were net income of $2.0 million and $3.8 million, respectively. The $1.8 million decrease was primarily related to foreign currency losses recognized due to unfavorable movements between the currencies which we regularly transact in, including DKK, Euros, British Pounds and our functional currency, the U.S. Dollar, and the higher cash balance in marketable securities from proceeds of the IPO. This was offset by an increase in interest income of $2.5 million due to an increase in accretion income related to our available-for-sale debt securities.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$39,797	$26,975	$12,822
General and administrative	9,894	5,642	4,252
Total operating expenses	49,691	32,617	17,074
Loss from operations	(49,691)	(32,617)	(17,074)
Other income (expense), net:
Interest income	4,077	808	3,269
Other (expense) income, net	(1,114)	4,108	(5,222)
Total other income (expense), net	2,963	4,916	(1,953)
Loss before income tax (expense) benefit	(46,728)	(27,701)	(19,027)
Income tax (expense) benefit	(109)	186	(295)
Net loss	$(46,837)	$(27,515)	$(19,322)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
External research and development costs by product candidate:
sutacimig	$11,166	$10,604	$562
HMB-002	6,510	6,374	136
HMB-003	3,945	788	3,157
Other research and development costs:
Personnel-related (excluding equity-based compensation)	10,536	5,786	4,750
Equity-based compensation	1,546	395	1,151
Discovery and other	6,094	3,028	3,066
Total research and development expense	$39,797	$26,975	$12,822

Total research and development expenses were $39.8 million for the six months ended June 30, 2026, compared to $27.0 million for the six months ended June 30, 2025. The $12.8 million increase in research and development expenses for the six months ended June 30, 2026 was primarily due to an increase of $3.8 million in external research and development costs for our drug product candidates inclusive of a $3.1 million increase in HMB-003 costs, a $5.9 million increase in personnel-related costs and equity-based compensation and an increase of $3.1 million in discovery and other costs related to adding consultancy resources for medical and clinical operations.

External research and development expenses related to sutacimig for the six months ended June 30, 2026 and 2025 were $11.2 million and $10.6 million, respectively. The increase of $0.6 million for the six months ended June 30, 2026 was primarily driven by increased CMC costs.

External research and development expenses related to HMB-002 for the six months ended June 30, 2026 and 2025 were $6.5 million and $6.4 million, respectively. The increase of $0.1 million for the six months ended June 30, 2026 was primarily driven by clinical development costs related to the ongoing Phase 1/2 clinical trial of HMB-002 during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

External research and development expenses related to HMB-003 for the six months ended June 30, 2026 and 2025 were $3.9 million and $0.8 million, respectively. The increase of $3.1 million for the six months ended June 30, 2026 was primarily driven by increased non-clinical and CMC development related to the HMB-003 program during the six months ended June 30, 2026 as compared to primarily pre-clinical development costs in the six months ended June 30, 2025.

Personnel-related expenses and equity-based compensation increased by $4.8 million and $1.2 million in the six months ended June 30, 2026, respectively, compared to the six months ended June 30, 2025, primarily driven by a significant increase in average headcount across clinical development, CMC, and clinical operations related to the pursuit of identifying and developing product candidates.

Discovery and other costs increased by $3.1 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by an increase in discovery activities and consultancy expense related to clinical operations, clinical research, and regulatory research.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Personnel-related (excluding equity-based compensation)	$2,086	$1,623	$463
Equity-based compensation	1,787	558	1,229
Professional services	3,003	1,896	1,107
Other	3,018	1,565	1,453
Total general and administrative expense	$9,894	$5,642	$4,252

Total general and administrative expenses were $9.9 million for the six months ended June 30, 2026, compared to $5.6 million for the six months ended June 30, 2025. The $4.3 million increase was primarily due to an increase in personnel-related costs and equity-based compensation of $0.5 million and $1.2 million, respectively, driven by an increase in average headcount as well as an increase in professional service fees and other administrative fees of $2.6 million.

Other Income (Expense), Net

Other income (expense), net for the six months ended June 30, 2026 and 2025 were net income of $3.0 million and $4.9 million, respectively. The $1.9 million decrease was primarily related to foreign currency losses recognized due to unfavorable movements between the currencies which we regularly transact in, including DKK, Euros, British Pounds and our functional currency, the U.S. Dollar, and the higher cash balance in marketable securities from proceeds of the IPO. This was offset by an increase in interest income of $3.3 million due to an increase in accretion income related to our available-for-sale debt securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. To date, we have financed our operations primarily through private placements of convertible preference shares and issuance of convertible debt and from the sale of common stock in our IPO in May 2026. Through June 30, 2026, we have received aggregate gross proceeds of approximately $692.7 million from such transactions.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash used in operating activities	$(44,221)	$(28,366)	$(15,855)
Net cash (used in) provided by investing activities	(123,284)	15,508	(138,792)
Net cash provided by (used in) financing activities	317,119	(59)	317,178
Effect of foreign exchange rate changes on cash and cash equivalents	(222)	-	(222)
Net increase (decrease) in cash and cash equivalents	$149,392	$(12,917)	$162,309

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

During the six months ended June 30, 2026, net cash used in operating activities was $44.2 million, due to a net loss of $46.8 million, which was partially offset by changes in operating assets and liabilities that provided $1.0 million in cash and net non-cash expenses of $1.6 million.

During the six months ended June 30, 2025, net cash used in operating activities was $28.4 million, due to a net loss of  $27.6 million, in addition to changes in operating assets and liabilities that used $0.9 million in cash, partially offset by net non-cash expenses of $0.1 million.

Investing Activities

During the six months ended June 30, 2026, net cash used in investing activities was $123.3 million, which primarily consisted of purchases of marketable securities and property and equipment, which were partially offset by maturities of marketable securities.

During the six months ended June 30, 2025, net cash provided by investing activities was $15.5 million, which primarily consisted of maturities of marketable securities, which were partially offset by purchases of marketable securities.

Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities was $317.2 million related to proceeds from the issuance of common stock in the IPO after deducting underwriting discounts and commissions and offering expenses of $29.6 million.

During the six months ended June 30, 2025, net cash used in financing activities was less than $0.1 million, related to principal payments on finance lease obligations.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance sutacimig into late-stage clinical development in patients with Glanzmann thrombasthenia and continue its clinical development in patients with Factor VII deficiency, continue the clinical development of HMB-002 in patients with Von Willebrand Disease, and initiate clinical trials of HMB-003 in heavy menstrual bleeding, continue research and development and initiate additional clinical trials of, and seek marketing approval for, these and other product candidates. In addition, if we obtain marketing approval for our product candidates and any other product candidates we may identify and pursue, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating expenses and net losses for the foreseeable future.

As of June 30, 2026, we had total cash, cash equivalents and marketable securities of $457.5 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with product development, and because the extent to which we may enter into collaborations with third-parties for the development of our product candidates is unknown, we may incorrectly estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our funding requirements and timing and amount of our operating expenditures will depend on many factors. We anticipate that our expenses will increase substantially if and as we:

•
continue to advance the clinical development of our product candidates, including our ongoing clinical development of sutacimig in patients with Glanzmann thrombasthenia and Factor VII deficiency, our ongoing clinical development of HMB-002 in patients with Von Willebrand Disease, as well as HMB-003 and any other product candidates that we may develop;

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
•
incur additional audit, legal, regulatory, tax and other expenses with being a public company; and
•
make any milestone, royalty, or other payments under the Novo Nordisk Agreement, under the Genmab Agreement, under the Gubra Agreement, and under any additional future collaboration or license agreements that we may enter into.

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

In March 2024, we entered into an operating sublease for office and laboratory space in Copenhagen, Denmark. The lease requires us to pay annual base rent of approximately $0.3 million, which is subject to a 3% annual increase over the term of the lease. The lease expires in February 2029 and contains a one-year renewal option.

In April 2026, we entered into a non-cancelable operating sublease for additional office space in Copenhagen, Denmark. The lease requires us to pay annual base rent of less than $0.1 million, which is subject to a 3% annual increase over the term of the lease. The lease expires in April 2031.

For additional information on our future commitments relating to our leasing obligations, see Note 9, “Leases” of the “Notes to Consolidated Financial Statements” in the audited consolidated financial statements for the year ended December 31, 2025 and notes thereto, included in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 1, 2026.

Purchase and Other Obligations

We enter into contracts in the normal course of business with CROs, CMOs and other third-parties for preclinical research studies, clinical trials and testing and manufacturing services. These contracts typically do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments due upon cancellation generally consist of payments for services provided or expenses incurred up to the date of cancellation, including non-cancelable obligations of our service providers and, in some cases, wind-down costs. Our license and collaboration agreements include potential milestone payments, royalties and other obligations that are dependent upon the development of products using the intellectual property licensed under the agreement and contingent upon the achievement of regulatory milestones. The potential obligations in our license agreements are contingent upon future events and the timing and likelihood of such potential obligations are not known with certainty. For further information regarding certain of our license agreements and amounts that could become payable in the future under those agreements, please see Note 8 in our condensed consolidated financial statements appearing elsewhere in this Quarterly Report and "License Agreements" below.

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

License Agreement with Gubra

In November 2023, we entered into a collaboration and development agreement with Gubra A/S, or Gubra, under which we and Gubra applied its streaMLine peptide discovery platform to identify peptide candidates in support of our early-stage discovery and development activities. We refer to this agreement as the Gubra Agreement and to any product developed under the Gubra Agreement as a Gubra Collaboration Product. Under the Gubra Agreement, Gubra granted to us a non-exclusive, royalty-free, worldwide and sublicensable license under Gubra’s background intellectual property, as well as to any new intellectual property that was developed under the Gubra Agreement that related to Gubra’s platform, processes or know how and that was not specific to any Gubra Collaboration Product (which we refer to as Gubra Foreground IP), in each case, to develop, manufacture and commercialize any Gubra Collaboration Product. The Gubra Agreement provides that all intellectual property that was developed under the Gubra Agreement, other than Gubra Foreground IP, vests in and is owned by us, including all intellectual property specific to any Gubra Collaboration Product. We are solely responsible, at our discretion and expense, for the development and commercialization of any Gubra Collaboration Product.

In consideration for Gubra's discovery and development services, we paid Gubra a one-time upfront low single digit million Euro payment. We are further obligated to pay Gubra a one-time middle single digit million Euro milestone payment upon achievement by a Gubra Collaboration Product of a specified regulatory milestone event, and a low single-digit percentage royalty on net sales of any Gubra Collaboration Product, on a product-by-product and country-by-country basis, until the later of ten years following the first commercial sale of such product in such country, the expiration of the last valid claim of specified patents covering such product in such country, and the expiration of regulatory exclusivity for such product in such country. In addition, if we enter into a license, business or asset sale or similar transaction relating to a Gubra Collaboration Product, we are obligated to pay Gubra a specified percentage of the associated income, which varies with the product's stage of development at the time of the transaction.

The Gubra Agreement also contains customary termination and survival provisions.

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

We may remain an emerging growth company until December 31, 2031. However, if certain events occur prior to the end of such period, including if we become a “large accelerated filer” under SEC rules, our annual gross revenue exceeds $1.235 billion, or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to such date.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

Except as discussed above under “Remediation Plans”, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies of our product candidates, sutacimig and HMB-002, along with several preclinical programs focusing on coagulation disorders, such as HMB-003, and have incurred significant operating losses. Our net losses were $46.8 million for the six months ended June 30, 2026 and $63.9 million for the year ended December 31, 2025. As of June 30, 2026, we had an accumulated deficit of $228.7 million. We have no approved products, and we have not generated any revenue from product sales. We have financed our operations primarily through private placements of convertible preference shares, issuances of convertible debt and, most recently, from the sale of common stock in our initial public offering, or IPO, in May 2026. We are still continuing to research and develop our product candidates, and we have not yet completed the development of any of our product candidates. We expect to continue to incur significant operating expenses and net losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. Accordingly, our stockholders should not rely upon the results of any particular quarterly or annual period as indications of future operating performance. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We anticipate that our expenses will increase substantially if and as we:

•
continue to advance the clinical development of our clinical-stage product candidates, including our ongoing Phase 1/2 clinical trial of sutacimig in patients with Glanzmann thrombasthenia, our ongoing Phase 2 clinical trial of sutacimig in patients with Factor VII deficiency, and our ongoing Phase 1/2 clinical trial of HMB-002 in patients with Von Willebrand Disease, as well as any other product candidates that we may develop, including HMB-003 in patients with heavy menstrual bleeding;
•
advance our clinical-stage product candidates into later-stage clinical trials, including our planned Phase 3 clinical trial of sutacimig in patients with Glanzmann thrombasthenia, which will be required in order to seek marketing approval of our product candidates, and which we expect will be substantially more expensive than our earlier-stage clinical trials;
•
continue to advance our research and preclinical activities and seek to discover and develop additional product candidates, including HMB-003;
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
•
incur additional audit, legal, regulatory, tax and other expenses with being a public company; and
•
make any milestone, royalty, or other payments to Novo Nordisk A/S, or Novo Nordisk, under our license agreement with Novo Nordisk, or the Novo Nordisk Agreement, and to Genmab A/S, or Genmab, under our license agreement with Genmab, or the Genmab Agreement, and to Gubra A/S, or Gubra, under our collaboration agreement with Gubra, and under any additional future collaboration or license agreements that we may enter into.

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

Our operations have consumed substantial amounts of cash since inception. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approvals and achieve product sales. We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we commence our planned Phase 3 clinical trial of sutacimig in patients with Glanzmann thrombasthenia and continue our ongoing Phase 1/2 clinical trial of sutacimig in patients with Glanzmann thrombasthenia, Phase 2 clinical trial of sutacimig in patients with Factor VII deficiency and Phase 1/2 trial of HMB-002 in patients with Von Willebrand Disease, and progress HMB-003 into first-in-human studies in patients with heavy menstrual bleeding, continue research and development and initiate additional clinical trials of, and seek marketing approval for, these and other product candidates. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our preclinical activities and clinical trials of and potentially seek marketing approval for our product candidates and other product candidates we may identify, and if and as we expand our research and development and scale-up and manufacture our product candidates for our current and future indications. We will be required to incur substantial costs and may experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.

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

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $457.5 million. We believe that our cash, cash equivalents and marketable securities as of June 30, 2026 will enable us to fund our operating expenses and capital expenditure requirements into 2029. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned. We would be required to obtain substantial additional funding in order to initiate and conduct registrational and other clinical trials for our product candidates.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are heavily dependent on the success of sutacimig and HMB-002, which are our only clinical-stage product candidates, and HMB-003, which is in preclinical development.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to sutacimig and HMB-002, which are currently our only clinical-stage product candidates, and HMB-003, which is in preclinical development. Accordingly, our business currently depends heavily on the successful development, marketing approval and commercialization of these product candidates. We cannot be certain that sutacimig, HMB-002 or HMB-003 will receive marketing approval, be approved for the indications that we may seek or be successfully commercialized even if we receive marketing approvals. If we were required to discontinue development of sutacimig, HMB-002 or HMB-003 or if any of these product candidates do not receive marketing approvals or fail to achieve significant market acceptance, we would be delayed by many years in our ability to achieve profitability, if ever, and may not be able to generate sufficient revenue to continue our business.

If we are unable to successfully complete clinical development, obtain marketing approval for, and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

To date, we have invested a majority of our efforts and financial resources in the preclinical and clinical development of our product candidates. We have not yet initiated a Phase 3 trial of any product candidate. Our future success is heavily dependent on our ability to successfully develop, obtain marketing approval for and ultimately commercialize our product candidates. We cannot be certain that our product candidates will be successful in clinical trials or receive marketing approval.

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

Although we are planning to conduct a multinational, multicenter, Phase 3, open-label clinical trial evaluating sutacimig as a prophylactic therapy in adults with Glanzmann thrombasthenia, the FDA may determine that a randomized controlled clinical trial is necessary to support filing and approval of our Biologics License Application, or BLA. We intend to schedule a Type D meeting with the FDA in the coming months to obtain the FDA’s feedback on, and seek alignment regarding, our proposed Phase 3 trial design. A Type D meeting is intended to facilitate focused discussion on a limited number of specific issues, but there can be no assurance that the FDA will agree with our proposed approach. If the FDA requires us to conduct a randomized controlled Phase 3 clinical trial, we could incur additional costs and delays, to the extent any such trial is more complex, time-consuming and/or expensive to design, initiate and complete. A randomized trial may require a larger number of patients, longer enrollment and follow-up periods, and additional clinical sites, which could delay the timing of any regulatory submission and potential approval. In addition, the use of a control arm may introduce ethical, operational and recruitment challenges, particularly if patients or investigators are reluctant to participate in a study where treatment assignment is randomized. There is also a risk that a randomized trial could fail to meet its primary or secondary endpoints, even if a single-arm study might have demonstrated favorable results, which could materially and adversely affect our ability to obtain regulatory review and approval and commercialize our product candidate.

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

Furthermore, clinical trials for blood disorders present unique challenges:

•
The small patient populations in the indications we are pursuing, such as Glanzmann thrombasthenia and Factor VII deficiency (which we estimate to be approximately 10,000 patients in the aggregate in the geographies where we intend to commercialize sutacimig, including the United States, the European Union, Japan, the Gulf Cooperation Council, or GCC, countries and other select regions), may make it challenging to enroll a sufficient number of patients in our clinical trials for sutacimig.
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
•
Recruitment of patients for our clinical trials may be slower than anticipated due to the low prevalence of certain of these conditions, competition for patients from other clinical trials and the burden of our clinical trials on patients, including due to the duration of our clinical trials, the need for a higher degree of oversight by principal investigators, and the requirement of patient adherence to strict electronic bleed diary protocol requirements.
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

The outcome of preclinical testing and earlier-stage clinical trials may not be predictive of the success of later-stage clinical trials. Our product candidates and any other product candidates we may develop may fail to show the desired safety, potency and purity in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. For example, we are currently planning our Phase 3 clinical trial of sutacimig in patients with Glanzmann thrombasthenia, based on the positive results of our Phase 1/2 dose-finding study in patients with Glanzmann thrombasthenia. However, we cannot provide assurances that the evidence of activity we observed in our Phase 1/2 trial of sutacimig will translate to our planned Phase 3 clinical trial. Additionally, any positive results generated in our ongoing and planned clinical trials do not ensure that we will achieve similar results in later-stage clinical trials of these product candidates, and we cannot provide assurances that we will be able to seek or obtain marketing approval for any of our product candidates even if our clinical trials are successful.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving promising results in preclinical testing and earlier-stage clinical trials, and we cannot be certain that we will not face similar setbacks. In addition, while the animal models used in preclinical studies are designed to be representative of disease states in humans, these preclinical models may not be able to accurately predict the way a product candidate will affect patients in clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Furthermore, the failure of any product candidate to demonstrate safety, potency and purity in any clinical trial could negatively impact the perception of any other product candidates we may be developing at the time and/or cause the FDA or other regulatory authorities to require additional testing before approving any other product candidates.

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

Identifying and qualifying patients to participate in clinical trials for our product candidates and any other product candidates we may develop is critical to our success. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients, as required by the FDA, EMA or similar regulatory authorities in other jurisdictions, who remain in the trial until its conclusion. Additionally, the prevalence of patients with Glanzmann thrombasthenia, Factor VII deficiency and Von Willebrand Disease is estimated to be low, and we estimate that there are approximately an aggregate of 10,000 patients with Glanzmann thrombasthenia and Factor VII deficiency and an aggregate of 120,000 patients with Von Willebrand Disease in the geographies where we intend to commercialize, including the United States, the European Union, Japan, the GCC countries and other select regions. We may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical trials of our product candidates because of the perceived risks and benefits of our product candidates, the availability of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective subjects and the subject referral practices of physicians, among other factors. Patient enrollment is affected by a variety of other factors, including:

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

In addition, as we continue to evaluate our product candidates, rare and severe side effects of our product candidates may be uncovered in the later stages of our current and future clinical development. For example, in our Phase 1/2 clinical trial of sutacimig in Glanzmann thrombasthenia, several patients have experienced events of thrombosis. In particular, one patient experienced a grade 2 proximal deep vein thrombotic event at the highest exposure level (0.9 mg/kg) and one patient at the 0.3 mg/kg dose level (whose dose had been reduced from 0.6 mg/kg) experienced grade 2 subsegmental pulmonary embolism. These events were reported to the FDA on an expedited reporting basis as an event of a type referred to as a Suspected Unexpected Serious Adverse Reaction (SUSAR). While we have selected a lower dose of 0.2 mg/kg for purposes of our planned Phase 3 clinical trial, thrombotic events have been reported at the 0.3 mg/kg dose level, and there is no guarantee that thrombotic events or other serious adverse events will not occur even at lower doses. In addition, sutacimig’s mechanism of action inherently carries the risk of thrombotic complications if the drug achieves excessive systemic exposure or if patients have concurrent prothrombotic conditions or other risk factors. HMB-002’s intended mechanism of increasing von Willebrand factor, or VWF, and Factor

VIII levels could also increase thrombotic risk, particularly in patients with concurrent conditions that increase VWF levels, such as pregnancy, acute illness, or hormonal contraception use, or result in other adverse events.

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

There are currently no subcutaneous prophylactic therapies for Glanzmann thrombasthenia or Factor VII deficiency that are in development or approved. However, companies could develop new therapies or repurpose existing therapies for Glanzmann thrombasthenia or Factor VII deficiency, such as emicizumab (Hemlibra), which was developed for hemophilia A, but could potentially be studied in other bleeding disorders, potentially including Glanzmann Thrombasthenia, Factor VII deficiency, and von Willebrand Disease.

For Von Willebrand Disease, the competitive landscape includes currently available therapies and products in development. The current standard of care includes desmopressin and VWF replacement products, including both plasma-derived products (Humate-P, Wilate, Alphanate) and recombinant VWF (Vonvendi). These products have established positions in the market and physician familiarity. In addition, Incyte Corporation is currently developing VGA039, an investigational monoclonal antibody that inhibits protein S, which is currently in Phase 3 clinical development for Von Willebrand Disease.

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

The manufacturing of biologics is complex and difficult and we, or our CMOs, may experience production issues or interruptions for sutacimig, HMB-002, HMB-003 or any other product candidate we may develop, including raw material or starting material variability in terms of quality, cell line viability, productivity or stability issues, shortages of any kind, shipping, distribution, storage and supply chain failures, growth media contamination, equipment malfunctions, operator errors, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, or acts of god that are beyond our control or the control of our third party manufacturers.

Given the nature of biologics manufacturing, there is a risk of contamination during manufacturing. Any contamination could materially harm our or our third party manufacturers’ ability to produce sutacimig, HMB-002, HMB-003 or any other product candidate we may develop on schedule and could harm our results of operations and cause reputational damage. Some of the raw materials that we require in our manufacturing process are derived from biologic sources. Such raw materials may be difficult to procure and may be subject to contamination or recall.

Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, insufficient inventory or potentially delay progression of our preclinical or clinical development of sutacimig, HMB-002, HMB-003 and any other product candidate we may develop. If we successfully develop sutacimig, HMB-002, HMB-003 and any other product candidate, we may encounter problems achieving adequate quantities and quality that meet FDA, EMA or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs. The ability to scale our manufacturing through manufacturers of drug substance for our product candidates and for finished drug product and maintain the manufacturing process at the same levels of quality and efficiency is yet to be tested. If we or our third party manufacturers are unable to scale our manufacturing at the same levels of quality and efficiency, we may not be able to supply the required number of doses for clinical trials or commercial supply. A material shortage, contamination or manufacturing failure in the manufacture of sutacimig, HMB-002, HMB-003 and any other product candidate we may develop or other adverse impact or disruption in the commercial manufacturing or the production of clinical material could materially harm our development timelines and our business, financial condition, results of operations and prospects.

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

We are party to existing license agreements with each of Novo Nordisk and Genmab with respect to sutacimig. Termination of either of these agreements or a reduction or elimination of our licensed rights could lead to the loss of our ability to develop and commercialize sutacimig. Under the Novo Nordisk Agreement, we have been granted an exclusive (even as to Novo Nordisk), worldwide and sublicensable license under specified patent rights, and a non-exclusive, worldwide and sublicensable license under specified know-how, to research, develop, make, have made, use, offer for sale, sell, import, export or otherwise exploit, or transfer possession of or title in, products containing bispecific IgG antibodies targeting TLT-1 and Factor VII, including sutacimig, for the treatment of bleeding conditions, including hemophilia. Under the Genmab Agreement, we have been granted an exclusive (even as to Genmab and its affiliates), worldwide and sublicensable license under platform technology patent rights and know-how relating to Genmab’s proprietary DuoBody® platform to research, develop, make, have made, use, manufacture, import, export and commercialize products containing bispecific IgG antibodies targeting TLT-1 and Factor VII, including sutacimig, for the treatment of bleeding conditions, including hemophilia. For further information regarding our license agreements with Novo Nordisk and Genmab see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—License Agreements.”

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

As of August 8, 2026, we own, co-own, or hold exclusive license rights to approximately 13 issued patents and 78 pending patent applications related to our product candidates. In order to continue to pursue protection based on provisional patent applications, we will need to file Patent Cooperation Treaty applications, non-U.S. applications and/or U.S. non-provisional patent applications prior to applicable deadlines. Even then, as highlighted above, patents may never issue from our patent applications, or the scope of any patent may not be sufficient to provide a competitive advantage. With respect to sutacimig, our foundational composition of matter patent application was filed in April 2020 (and claims priority to April 2019) with an expected expiration in April 2040, potentially extending to 2045 with patent term extension. The foundational sutacimig composition of matter patent family is exclusively licensed to us from Novo Nordisk. For

HMB-002, our initial composition of matter patent application was filed in February 2023 (and claims priority to February 2022) with an expected expiration in February 2043. We solely own the initial HMB-002 composition of matter patent family. A second composition of matter patent application covering HMB-002 was filed in August 2024 (and claims priority to August 2023), with an expected expiration in August 2044. We also solely own the second HMB-002 composition of matter patent family. For HMB-003, our foundational composition of matter patent application was filed in December 2025 (and claims priority to December 2024) with an expected expiration in December 2045, potentially extending to 2050 with patent term extension. We solely own the HMB-003 composition of matter patent family.

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

If we do not obtain patent term extensions in the United States under the 35 U.S.C. § 156 and in non-U.S. countries under similar legislation, thereby potentially limiting the term of our marketing exclusivity for any product candidates we may develop, our business may be materially harmed.

In the United States, the patent term of a patent that covers an FDA-approved drug may be eligible for limited patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, created 35 U.S.C. § 156, which permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in the European Union and certain other non-U.S. jurisdictions to extend the term of a patent that covers an approved drug. While, in the future, if and when any product candidates receive FDA approval or equivalent approvals in foreign jurisdictions, if available, we expect to apply for patent term extensions on patents covering those product candidates, there is no guarantee that the applicable authorities will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. We may not be granted patent term extensions either in the United States or in any non-U.S. country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request. If we are unable to obtain any patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products earlier than if such extension was granted as requested by us, and our business, financial condition, results of operations and prospects could be materially harmed.

It is possible that we will not obtain patent term extension under 35 U.S.C. § 156 for a U.S. patent covering any of any product candidates that we may identify even where that patent is eligible for patent term extension, or if we obtain such an extension, it may be for a shorter period than we had sought. Further, for our licensed patents, we may not have the right to control prosecution, including filing with the USPTO a petition for patent term extension under 35 U.S.C. § 156. Thus, if one of our licensed patents is eligible for patent term extension under 35 U.S.C. § 156, we may not be able to control whether a petition to obtain a patent term extension is filed, or obtained, from the USPTO.

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

Similarly, there are detailed rules and requirements under the Biologics Price Competition and Innovation Act of 2009, or the BPCIA, governing the exchange of patent information between the sponsor of a licensed biological product and an applicant seeking approval of a biosimilar or interchangeable product. Unlike small-molecule drugs, biologics are not subject to the Orange Book patent-listing system; instead, patents are exchanged privately between the parties through a statutory process. We may be unable to obtain patents containing one or more claims that we are able to assert in this process. Even if we identify a patent in the exchange, a biosimilar applicant may decline to participate in the process or may dispute the patents we identify. If a biosimilar applicant does not follow the BPCIA's information-exchange procedures, our available remedies may be limited, and we may not receive advance notice of the applicant's intended commercial marketing that would otherwise precede a competing biosimilar launch.

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

Further, in January 2022, the Clinical Trials Regulation (EU) No 536/2014, or CTR, became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. This regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one European Union member state is only required to submit a single application for approval by each applicable European Union member state. The submission will be made through the Clinical Trials Information System, a clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the European Union member states and the public. While the CTR has been in place for several years, and applied to all clinical studies in the European Union as of January 31, 2025, we will need to carefully navigate our compliance with the CTR to ensure that it does not delay our ability to commence and conduct clinical studies in the European Union.

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

The FDA reviews an application to determine whether there is “substantial evidence” to support a finding of effectiveness for the proposed product for its intended use(s). The FDA has interpreted this evidentiary standard to generally require two adequate and well-controlled clinical trials to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. The FDA issued draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical trial to demonstrate efficacy. The FDA has not yet finalized such guidance but, in February 2026, then existing FDA leadership published an editorial in the New England Journal of Medicine in which they declared that, in most cases, the new default requirement for FDA approval of a new product will be one robust pivotal clinical trial plus confirmatory evidence, rather than two pivotal clinical trials. In determining whether to rely on one trial, the FDA will focus on the single trial’s quality, including magnitude of effect, appropriateness of control arms, endpoint selection, statistical power, blinding, handling of missing data, biological plausibility and alignment with intermediate biomarkers. While the FDA has long had authority to approve new products in this manner and, in recent years, has exercised that authority with respect to certain types of products, the publication declares that this will be the new official default standard for most new products. This approach will reportedly be implemented as the FDA places a greater emphasis on collecting robust post-marketing data on all pharmaceutical products. At this point, it is unclear how this new policy will be implemented by the FDA and how, if at all, it will affect our clinical development programs. Moreover, although we are planning to conduct a multicenter, Phase 3, single-arm, open-label clinical trial evaluating sutacimig as a prophylactic therapy in adults with Glanzmann thrombasthenia, the FDA may determine that a randomized controlled clinical trial is necessary to support filing and approval of our BLA. We intend to schedule a Type D meeting with the FDA in the coming months to obtain the FDA’s feedback on, and seek alignment regarding, our proposed Phase 3 trial design. A Type D meeting is intended to facilitate focused discussion on a limited number of specific issues, but there can be no assurance that the FDA will agree with our proposed approach. Our failure to timely agree with the FDA on the design of our planned Phase 3 clinical trial may lead to delays in its initiation and completion.

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

We could also be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act, or APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the U.S. Supreme Court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and the Center for Medicare & Medicaid Services, or CMS, on which we rely. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland). On April 28, 2025, the U.K. Parliament adopted amendments to improve and strengthen the United Kingdom’s clinical trials regulatory regime, which took effect on April 28, 2026. Since the United Kingdom left the European Union prior to the date on which the EU Clinical Trials Regulation (Regulation EU No 536/2014) took effect, the U.K. legal framework (which was based upon the now-repealed EU Clinical Trials Directive (2001/20/EC)) did not benefit from the same revisions as occurred in the European Union. In anticipation of these new requirements, on October 1, 2025, the MHRA updated its guidance for clinical trials to address, among other things, research transparency requirements for clinical trials, the approvals process, the Research Ethics Committee review of clinical trials, simplified arrangements for consent in clinical trials and pharmacovigilance. We will need to ensure that we comply with the new U.K. regulatory regime for any clinical trials we conduct in the United Kingdom, which could add time and expense to our conduct of such trials.

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

In addition, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products, which may reduce the duration of regulatory data protection and exclusivity periods for orphan drugs, and revise the eligibility for expedited pathways in addition to other changes, was published on April 26, 2023. On June 4, 2025, after almost two years of negotiations among the European Union member states, the Council of the European Union adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. On December 11, 2025, the European Parliament and European Council reached a provisional political agreement on the legislation. The revisions may have a significant impact on the pharmaceutical industry and our business. The new Pharma Package would, among other things, set a baseline period of eight years of data exclusivity and one year of market exclusivity with possible extensions for new indications up to a maximum of 11 years total. The new framework is expected to be adopted by the fall of 2026 and there will likely be a transition period of 24 months, with the changes taking effect in mid-2028.

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

In recent years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission, or the FTC, and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Federal Food, Drug and Cosmetic Act, or FDCA, the False Claims Act, the Prescription Drug Marketing Act and anti-kickback laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim or caused a false claim to be submitted to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone. For example, in September 2025, President Trump issued a Memorandum directing the U.S. Department of Health and Human Services, or HHS, to “ensure transparency and accuracy in direct-to-consumer prescription drug advertising, including by increasing the amount of information regarding any risks associated with the use of any such prescription drug required to be provided in prescription drug advertisements.” To that end, the FDA announced that it is initiating a rulemaking process “to eliminate the ‘adequate provision’ loophole that allows pharmaceutical advertisements to hide safety information by placing it in another format or location.” In this context, the FDA declared that it will no longer tolerate what it characterized as “deceptive practices” in prescription drug advertising and that the FDA would “aggressively deploy” its available enforcement tools, with “heightened scrutiny” of fair balance and disclosures in social media promotions. The FDA also issued a generic “notice letter” directing companies to “remove any noncompliant advertising and bring all promotional communications into compliance.” The FDA has subsequently increased its enforcement scrutiny over prescription drug advertising, particularly direct-to-consumer product promotion and advertising. If the FDA finds any of our promotional communications or advertising to be violative, we may receive an untitled or warning letter, requests for corrective advertising, or fines, amongst other enforcement tools available to the FDA.

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

We believe that any of the product candidates we develop as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to U.S. congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Further, the FDA may revise the standards governing the approval of biosimilars so as to bring such products to the market more quickly. For example, in October 2025, the FDA issued draft guidance which proposes to eliminate the need for sponsors of biosimilar products to conduct comparative human clinical efficacy studies in many circumstances, allowing them to rely instead on analytical testing to assess product differences from a reference product. In March 2026, the FDA issued another draft guidance with additional recommendations that soften the requirements for licensure of biosimilars.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023 with the negotiated prices for ten selected drug products becoming effective on January 1, 2026. The second cycle of negotiations with participating drug companies occurred during 2025, and the negotiated prices for this second set of 15 drugs will become effective on January 1, 2027. On January 27, 2026, CMS published the list of 15 drugs selected for the third cycle of negotiations. These negotiated prices will become effective on January 1, 2028. On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution. Subsequently, a number of other parties also filed lawsuits in various courts with similar constitutional claims. Every court that has thus far considered substantive challenges to the Medicare drug price negotiation program has ruled against the pharmaceutical industry, dismissing both constitutional and statutory arguments. We expect that litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

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

Similar to the laws in the United States, there are significant and evolving privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer or other processing of personal data, including personal health data, regarding individuals who are located in the EEA and the United Kingdom and the processing of personal data that takes place in the EEA and the United Kingdom, is regulated by the EU GDPR with respect to the EEA, and the U.K. General Data Protection Regulation, or U.K. GDPR, with respect to the United Kingdom, and collectively with the EU GDPR referred to as the “GDPR” in this report unless specified otherwise. The GDPR applies to all organizations processing or holding personal data of EEA and/or U.K. data subjects (regardless of the organization’s location) as well as to organizations outside these jurisdictions that offer goods or services in the EEA and United Kingdom, or that monitor the behavior of EEA and/or U.K. data subjects. The GDPR imposes extensive obligations on companies that process personal data, including requirements relating to lawful bases for processing, transparency, consent where required, security safeguards, data processing agreements, data subject rights, breach notification, record-keeping, data protection impact assessments and, in some cases, appointment of a data protection officer. It also restricts transfers of personal data outside the EEA and United Kingdom (including to the United States). Breaches can result in significant penalties (up to €20 million / £17.5 million or 4% of global annual turnover, whichever is higher), and data subjects have rights to lodge complaints and seek compensation.

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

In the spring of 2025, the U.S. government initiated a series of tariff-related actions against U.S. trading partners. In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act of 1977, or the IEEPA, does not authorize the president to impose tariffs, invalidating both the “reciprocal” tariffs and certain country-specific tariffs previously imposed by executive orders. Following this decision, the U.S. Customs and Border Protection began refunding previously collected IEEPA duties through a phased administrative process, but the timing, scope and ultimate amount of any such refunds remain uncertain and subject to ongoing litigation.

President Trump subsequently invoked Section 122 of the Trade Act of 1974, or Section 122, to impose a 10% tariff, which could be raised to 15%, on nearly all foreign imports. The tariffs imposed under Section 122 expired in July 2026. In addition, the U.S. Trade Representative has conducted two investigations under Section 301 of the Trade Act of 1974, or Section 301, which have resulted in additional tariffs. In July 2026, in one such investigation, it imposed additional tariffs of 10% to 12.5% on products of 60 economies determined to have failed to impose and effectively enforce a prohibition on the importation of goods produced with forced labor. The second investigation into structural excess capacity and production in manufacturing sectors remains ongoing. In July 2026, President Trump also invoked Section 338 of the Trade Expansion Act of 1962, or Section 338, to impose a 50% tariff on certain Canadian imports, effective August 19, 2026. As was the case under the IEEPA tariffs, pharmaceuticals and pharmaceutical ingredients were among the products exempt from the tariffs imposed under Section 122, Section 301 and Section 338.

Separately, in April 2025, the Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962, or Section 232, into imports of pharmaceuticals and pharmaceutical ingredients, including finished products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items.

Then, on April 2, 2026, President Trump issued a proclamation invoking Section 232 to impose tariffs on imports of certain patented pharmaceuticals, biologics, and associated ingredients into the United States, or the Proclamation. The Proclamation affects pharmaceutical manufacturers, importers, and supply chain participants. Specifically, beginning September 29, 2026, tariffs ranging from 10% to 100% will apply to pharmaceutical articles that are subject to a valid, unexpired U.S. patent and are listed either in the Orange Book or are listed in the FDA’s Lists of Licensed Biological Products, or the Purple Book. These tariffs apply to active pharmaceutical ingredients and key starting materials for such articles. Preferential tariff rates are provided for imports of covered pharmaceuticals from Japan, the EU, Korea, Switzerland, Lichtenstein and the UK. Certain categories of products are exempt from these tariffs, including generic pharmaceuticals and biosimilars; U.S.-origin pharmaceutical products, active pharmaceutical ingredients and key starting materials; products classified in certain 10-digit tariff codes, listed in Annex IV of the Proclamation; drugs and associated ingredients for all approved indications that are designated as orphan pursuant to the Orphan Drug Act; drugs for certain specific uses, including nuclear medicines; plasma-derived therapies; fertility treatments; cell and gene therapies; antibody drug conjugates; medical countermeasures related to chemical, biological, radiological, and nuclear threats; animal health; and other specialty pharmaceutical products to be later identified by the Secretary of Commerce; and goods that qualify as “prototypes to be used exclusively for development, testing, product evaluation, or quality control purposes,” may be excluded from the additional tariffs.

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

Subsequently, in December 2025, as part of the Fiscal Year 2026 National Defense Authorization Act, President Trump signed into law the BIOSECURE Act. Under the BIOSECURE Act, U.S. government agencies cannot (1) buy or obtain biotechnology equipment or services provided by biotechnology companies of concern, or BCCs, (2) enter into, extend, or renew a contract with any entity using biotechnology equipment or services provided by a BCC to perform a government contract, or (3) expend, loan or grant funds for biotechnology equipment or services provided by a BCC, whether directly or through a loan or grant recipient. The BIOSECURE Act does not name specific companies as BCCs but treats any company on the Department of Defense 1260H list of “Chinese military companies” as a BCC. On December 18, 2025, the Chairs of multiple Senate and House committees, including the House Select Committee on China, sent a letter to the Department of Defense recommending that WuXi be added to the 1260H list, which would make it a BCC. The 1260H list was updated by the Department of Defense in January 2024 and January 2025. On June 8, 2026, the US Department of Defense released an updated version of its list of “Chinese Military Companies” operating in the United States, pursuant to the requirements of Section 1260H of the National Defense Authorization Act for Fiscal Year 2021. Notably, the Department added WuXi AppTec to the list, along with two other biotechnology companies (Complete Genomics and Novogene). Since WuXi AppTec was just added to the list, it will be covered under a five-year grandfather clause that allows any contracts signed before the effective date of the ban to be protected through 2031. Nonetheless, on June 11, 2026, WuXi AppTec filed a legal challenge to its designation as a Chinese Military Company. The implications of this action remain unclear.

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

Our executive officers, directors and our stockholders who beneficially owned more than 5% of our outstanding common stock as of June 30, 2026, in the aggregate, beneficially owned shares representing approximately 49% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2026, we had 46,705,410 shares of common stock outstanding, which includes the 19,262,500 shares that we sold in our IPO, which may be resold in the public market immediately without restriction, unless purchased by our affiliates. The remaining shares are currently restricted as a result of securities laws or lock-up agreements but will become eligible to be sold at various times after the expiration of the applicable lock-up period. The representatives of the underwriters may release some or all of the shares of common stock subject to lock-up agreements at any time and without notice, which would allow for earlier sales of shares in the public market.

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

Equity Grants

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

(b) Use of Proceeds from IPO

On May 4, 2026, we closed our IPO, pursuant to which we issued and sold 19,262,500 shares of our common stock, including 2,512,500 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $18.00 per share for aggregate gross proceeds of approximately $346.7 million. We received aggregate net proceeds from the IPO of approximately $317.2 million, after deducting underwriting discounts and commissions and other offering expenses of $29.6 million payable by us. There has been no material change in our planned use of proceeds from the IPO as described in the final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 1, 2026.

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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2026, has been formatted in Inline XBRL.

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

HEMAB THERAPEUTICS HOLDINGS, INC.

Date: August 11, 2026	By:	/s/ Benny Sørensen, M.D., Ph.D.
Benny Sørensen, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Mads Behrndt, M.Sc.
Mads Behrndt, M.Sc.
Chief Financial Officer
(Principal Financial and Accounting Officer)