Form 10-Q
period 2026-09-30
Hemab Therapeutics Holdings, Inc.
filed 2026-11-10
CIK 2114044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 46,730,608 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS		3
RISK FACTOR SUMMARY		5

PART I.	FINANCIAL INFORMATION	7
Item 1.	Financial Statements (Unaudited)	7
	Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	7
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2026 and 2025	8
	Condensed Consolidated Statements of Changes in Convertible Preference Shares, Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2026 and 2025	9
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025	10
	Notes to Unaudited Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION	46
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	119
Item 3.	Defaults Upon Senior Securities	120
Item 4.	Mine Safety Disclosures	120
Item 5.	Other Information	120
Item 6.	Exhibits	121

Signatures		122

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

The forward-looking statements in this Quarterly Report include, among other things, statements about:

•
the initiation, timing, progress and results of our research and development programs and preclinical studies and clinical trials, including the conduct of and timing of enrollment in our SOLARA Phase 3 clinical trial of sutacimig in patients with Glanzmann thrombasthenia, the timing of data from our Phase 2b clinical trial of sutacimig in Factor VII deficiency and from Part B of our VELORA Pioneer Phase 1/2 clinical trial of HMB-002 in patients with Von Willebrand Disease, and the timing of initial clinical data from our Phase 1 clinical trial of HMB-003;
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
•
the design of our SOLARA Phase 3 clinical trial of sutacimig in Glanzmann thrombasthenia, the suitability of SOLARA’s single-arm, intra-participant trial design and the potential for the design and results of SOLARA to support regulatory approval of sutacimig, and the potential for the selected Phase 3 dose and regimen of sutacimig to reduce the risk of thromboembolic and other adverse events;
•
our plans to continue to engage with the U.S. Food and Drug Administration, or FDA, and other regulatory authorities regarding the design and conduct of SOLARA and the development of sutacimig for Glanzmann thrombasthenia, and their interpretation of data from our clinical trials;
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
•
The FDA or other regulatory authorities may not agree that the single-arm, intra-participant design of SOLARA, our Phase 3 clinical trial of sutacimig in Glanzmann thrombasthenia, is adequate to establish the safety or effectiveness of sutacimig for Glanzmann thrombasthenia, may not accept the results of SOLARA as substantial evidence supporting approval, or may require us to conduct one or more additional clinical trials, including a randomized controlled trial.
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

HEMAB THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$239,149	$87,974
Marketable securities	191,089	97,511
Prepaid expenses and other current assets	7,920	7,066
Total current assets	438,158	192,551
Property and equipment, net	555	609
Operating right-of-use assets	850	1,092
Other non-current assets	3,149	531
Total assets	$442,712	$194,783
Liabilities, convertible preference shares, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,952	$5,734
Accrued expenses and other current liabilities	6,526	4,296
Operating lease liabilities	462	647
Total current liabilities	12,940	10,677
Operating lease liabilities, net of current portion	503	573
Total liabilities	13,443	11,250
Commitments and contingencies (Note 8)
Convertible preference shares and convertible preferred stock:
Series Seed convertible preferred stock and convertible preference shares, $0.0001 par value and DKK 1 par value as of September 30, 2026 and December 31, 2025, respectively; no shares and 23,343 shares authorized, issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; liquidation preference of $0 and $2,939 as of September 30, 2026 and December 31, 2025, respectively	—	5,236
Series A convertible preferred stock and convertible preference shares, $0.0001 par value and DKK 1 par value as of September 30, 2026 and December 31, 2025, respectively; no shares and 225,866 shares authorized, issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; liquidation preference of $0 and $54,528 as of September 30, 2026 and December 31, 2025, respectively	—	63,536
Series B convertible preferred stock and convertible preference shares, $0.0001 par value and DKK 1 par value as of September 30, 2026 and December 31, 2025, respectively; no shares and 442,205 shares authorized, issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; liquidation preference of $0 and $135,248 as of September 30, 2026 and December 31, 2025, respectively	—	134,975
Series C convertible preferred stock and convertible preference shares, $0.0001 par value and DKK 1 par value as of September 30, 2026 and December 31, 2025, respectively; no shares and 512,991 shares authorized, issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; liquidation preference of $0 and $156,898 as of September 30, 2026 and December 31, 2025, respectively	—	156,421
Stockholders’ equity (deficit):
Ordinary shares, DKK 1 par value; no shares and 946,000 shares authorized, issued, and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	132
Common stock, $0.0001 par value; 400,000,000 shares and no shares authorized as of September 30, 2026 and December 31, 2025, respectively; 46,712,117 shares and no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	5	—
Preferred stock, $0.0001 par value; 5,000,000 shares and no shares authorized as of September 30, 2026 and December 31, 2025, respectively; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	687,914	4,916
Accumulated deficit	(255,999)	(181,858)
Accumulated other comprehensive (loss) income	(2,651)	175
Total stockholders’ equity (deficit)	429,269	(176,635)
Total liabilities, convertible preference shares, convertible preferred stock and stockholders’ equity (deficit)	$442,712	$194,783

See accompanying notes to the financial statements.

HEMAB THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$24,639	$14,555	$64,436	$41,530
General and administrative	5,119	2,500	15,013	8,142
Total operating expenses	29,758	17,055	79,449	49,672
Loss from operations	(29,758)	(17,055)	(79,449)	(49,672)
Other income (expense), net
Interest income	3,384	215	7,461	1,023
Other income (expense), net	(237)	(127)	(1,351)	3,981
Total other income, net	3,147	88	6,110	5,004
Loss before income tax expense	(26,611)	(16,967)	(73,339)	(44,668)
Income tax (expense) benefit	(693)	(98)	(802)	88
Net loss	$(27,304)	$(17,065)	$(74,141)	$(44,580)
Net loss per share, basic and diluted	$(0.58)	$(18.04)	$(2.84)	$(47.12)
Weighted average shares outstanding, basic and diluted	46,712,044	946,000	26,090,769	946,000
Other comprehensive income (loss)
Net loss	$(27,304)	$(17,065)	$(74,141)	$(44,580)
Net unrealized (loss) gain on available-for-sale debt securities	96	—	(2,827)	365
Reclassification of realized loss on available-for-sale debt securities	1	—	1	—
Total other comprehensive income (loss)	97	—	(2,826)	365
Total comprehensive loss	$(27,207)	$(17,065)	$(76,967)	$(44,215)

See accompanying notes to the financial statements.

HEMAB THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Changes in Convertible Preference Shares, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Series Seed Convertible Preference Shares		Series A Convertible Preference Shares		Series B Convertible Preference Shares		Series C Convertible Preference Shares		Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Ordinary Shares		Common Stock		Additional Paid- In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at December 31, 2024	23,343	$5,236	225,866	$63,536	442,205	$134,975	—	$—	—	$—	—	$—	—	$—	—	$—	946,000	$132	—	$—	$2,905	$(365)	$(117,945)	$(115,273)
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	459	-	-	459
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	974	-	974
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(15,306)	(15,306)
Balance at March 31, 2025	23,343	5,236	225,866	63,536	442,205	134,975	-	-	-	-	-	-	-	-	-	-	946,000	132	-	-	3,364	609	(133,251)	(129,146)
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	494	-	-	494
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(609)	-	(609)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(12,209)	(12,209)
Balance at June 30, 2025	23,343	5,236	225,866	63,536	442,205	134,975	-	-	-	-	-	-	-	-	-	-	946,000	132	-	-	3,858	-	(145,460)	(141,470)
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	532	-	-	532
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(17,065)	(17,065)
Balance at September 30, 2025	23,343	$5,236	225,866	$63,536	442,205	$134,975	—	$-	—	$-	—	$-	—	$-	—	$-	946,000	$132	—	$-	$4,390	$-	$(162,525)	$(158,003)

	Series Seed Convertible Preference Shares		Series A Convertible Preference Shares		Series B Convertible Preference Shares		Series C Convertible Preference Shares		Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Ordinary Shares		Common Stock		Additional Paid- In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2025	23,343	$5,236	225,866	$63,536	442,205	$134,975	512,991	$156,421	—	$—	—	$—	—	$—	—	$—	946,000	$132	—	$—	$4,916	$175	$(181,858)	$(176,635)
Effect of Reorganization	(23,343)	(5,236)	(225,866)	(63,536)	(442,205)	(134,975)	(512,991)	(156,421)	23,343	5,236	225,866	63,536	442,205	134,975	512,991	156,421	(946,000)	(132)	946,000	-	132	-	-	-
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,318	-	-	1,318
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(614)	-	(614)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(22,687)	(22,687)
Balance at March 31, 2026	-	-	-	-	-	-	-	-	23,343	5,236	225,866	63,536	442,205	134,975	512,991	156,421	-	-	946,000	-	6,366	(439)	(204,545)	(198,618)
Issuance of common stock pursuant to initial public offering, net of underwriters’ discount and issuance costs of $29.6 million	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	19,262,500	2	317,163	-	-	317,165
Conversion of convertible preferred stock into common stock upon initial public offering	-	-	-	-	-	-	-	-	(23,343)	(5,236)	(225,866)	(63,536)	(442,205)	(134,975)	(512,991)	(156,421)	-	-	26,496,910	3	360,165	-	-	360,168
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,015	-	-	2,015
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,309)	-	(2,309)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(24,150)	(24,150)
Balance at June 30, 2026	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	46,705,410	5	685,709	(2,748)	(228,695)	454,271
Issuance of common stock upon exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,707	-	47	-	-	47
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,158	-	-	2,158
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	97	-	97
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(27,304)	(27,304)
Balance at September 30, 2026	—	$-	—	$-	—	$-	—	$-	—	$-	—	$-	—	$-	—	$-	—	$-	46,712,117	$5	$687,914	$(2,651)	$(255,999)	$429,269

See accompanying notes to the financial statements

HEMAB THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(74,141)	$(44,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	5,491	1,485
Depreciation and amortization	223	228
Non-cash lease expense	471	429
Accretion of discount on available-for-sale debt securities	(3,545)	(331)
Other non-cash items	451	(910)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(854)	(2,082)
Other non-current assets	(2,618)	(834)
Accounts payable	218	1,436
Accrued expenses and other current liabilities	2,276	841
Operating lease liabilities	(484)	(426)
Other non-current liabilities	-	(17)
Net cash used in operating activities	(72,512)	(44,761)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(148,208)	(19,948)
Maturities of available-for-sale debt securities	40,243	35,472
Proceeds from sale of available-for-sale debt securities	14,954	-
Purchases of property and equipment	(169)	(16)
Net cash (used in) provided by investing activities	(93,180)	15,508
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs of $29.6 million	317,165	-
Proceeds from the exercise of warrants	47	-
Principal payments on finance lease	(46)	(89)
Net cash provided by (used in) financing activities	317,166	(89)
Effect of foreign exchange rate changes on cash and cash equivalents	(299)	-
Net increase (decrease) in cash and cash equivalents	151,175	(29,342)
Cash and cash equivalents at beginning of period	87,974	74,407
Cash and cash equivalents at end of period	$239,149	$45,065
Supplemental disclosure of cash flow activities
Cash paid for interest	$-	$9
Cash paid for income taxes	$-	$197
Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	$229	$-

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

The Company’s lead asset, sutacimig (HMB-001), is a bispecific antibody currently in Phase 3 clinical development for the prophylactic treatment of Glanzmann thrombasthenia and Phase 2b clinical development for the prophylactic treatment of Factor VII deficiency. The Company’s second clinical-stage asset, HMB-002, is a monovalent antibody in clinical development for subcutaneous prophylactic treatment of Von Willebrand Disease. The Company is also developing HMB-003, an anti-fibrinolytic targeting plasmin inhibition in Phase 1 clinical development for heavy menstrual bleeding. The Company is also advancing multiple preclinical and discovery-stage assets.

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

In connection with the corporate reorganization, the original issue price for the Company’s Series Seed Convertible Stock and Series A Convertible Stock were converted from Euros and Danish Kroner (“DKK”), respectively, into U.S. dollars. The original issue price was set for each series of convertible preferred stock so the convertible preferred stock would be convertible into common stock on a one-for-one basis.

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

Additionally, on April 1, 2026, Hemab ApS transferred its shares of Hemab Therapeutics, Inc., a Delaware corporation and wholly owned subsidiary of Hemab ApS, to Hemab Therapeutics Holdings, Inc. in exchange for the issuance of a promissory note and, as a result, Hemab Therapeutics, Inc. became a wholly owned subsidiary of Hemab Therapeutics Holdings, Inc.

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

The Company has incurred losses since inception and had an accumulated deficit of $256.0 million as of September 30, 2026. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as it continues development of its product candidates.

As of September 30, 2026, the Company had cash and cash equivalents, and marketable securities of $430.2 million. The Company believes that its existing cash, cash equivalents, and marketable securities will enable it to fund its operating expenses and capital expenditure requirements for at least one year from the date of the issuance of these unaudited condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

There have been no significant changes from the significant accounting policies and estimates disclosed in Note 2 of the “Notes to Consolidated Financial Statements” in the audited consolidated financial statements for the year ended December 31, 2025 and notes thereto, included in the Company’s final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, with the U.S. Securities and Exchange Commission on May 1, 2026, except as noted below.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of Hemab Therapeutics Holdings, Inc. and its wholly owned subsidiaries, Hemab ApS and Hemab Therapeutics, Inc. On March 30, 2026, the Company completed its corporate reorganization to Delaware, pursuant to which Hemab ApS became a wholly owned subsidiary of Hemab Therapeutics Holdings, Inc., a corporation organized under Delaware law. On April 1, 2026, Hemab ApS transferred its shares of Hemab Therapeutics, Inc. to Hemab Therapeutics Holdings, Inc., and Hemab Therapeutics, Inc. became a direct wholly owned subsidiary of Hemab Therapeutics Holdings, Inc. Accordingly, the Company’s consolidated financial statements are those of Hemab Therapeutics Holdings, Inc. for the periods after the corporate reorganization and are those of Hemab ApS for the historical periods before the corporate reorganization. Management has concluded the Company has a single reporting segment for purposes of reporting financial condition and results of operations. All intercompany transactions and balances have been eliminated in accordance with ASC 810, Consolidation.

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

Unaudited Interim Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements of Hemab ApS and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of September 30, 2026, its results of operations for the three and nine months ended September 30, 2026 and 2025 and its cash flows for the nine months ended September 30, 2026 and 2025. The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements of Hemab ApS as of that date. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these unaudited condensed consolidated financial statements.

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

Deferred Offering Costs

Deferred offering costs consist of certain legal, professional, accounting and other third-party fees that are incremental and directly associated with the IPO. These direct costs are capitalized and recorded as other non-current assets on the condensed consolidated balance sheets. Upon completion of the IPO in May 2026, the deferred offering costs were recorded as a reduction of the proceeds within additional paid-in capital. The Company had no deferred offering costs recorded as other non-current assets as of September 30, 2026 and December 31, 2025.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and events other than those with stockholders. The Company’s unrealized gains and losses on available-for-sale debt securities represent the only component of other comprehensive income (loss).

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Non-U.S. debt securities	$—	$11,388	—	$11,388
Marketable securities:
Non-U.S. debt securities	—	96,403	—	96,403
U.S. treasury securities	—	94,686	—	94,686
Total assets measured at fair value	$—	$202,477	$—	$202,477

	December 31, 2025
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Certificates of deposit	$—	$50,930	—	$50,930
Non-U.S. debt securities	—	17,638	—	17,638
Marketable securities:
U.S. treasury securities	—	97,511	—	97,511
Total assets measured at fair value	$—	$166,079	$—	$166,079

The Company’s cash equivalents and marketable securities were valued based on Level 2 inputs and in determining the fair value the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data.

4. Available-For-Sale Debt Securities

Available-for-sale debt securities consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
U.S. treasury securities	$94,728	$4	$(46)	$94,686
Non-U.S. debt securities	98,935	—	(2,532)	96,403
Cash equivalents:
Non-U.S. debt securities	11,465	—	(77)	11,388
Total	$205,128	$4	$(2,655)	$202,477

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
U.S. treasury securities	$97,559	$—	$(48)	$97,511
Cash equivalents:
Non-U.S. debt securities	17,415	223	—	17,638
Total	$114,974	$223	$(48)	$115,149

All of the Company’s available-for-sale debt securities as of September 30, 2026 and December 31, 2025 had a contractual maturity of less than 12 months. All of the Company’s available-for-sale debt securities as of September 30, 2026 and December 31, 2025 are classified as current as they mature within one year from the balance sheet date.

During the three months ended September 30, 2026, the Company sold available-for-sale debt securities for total proceeds of $15.0 million to manage liquidity and recognized a realized loss of less than $0.1 million during each of the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2026, the Company recognized net realized foreign currency losses of $0.5 million and $0.2 million, respectively, upon the maturity of foreign currency-denominated available-for-sale debt securities. The Company recognized net realized foreign currency gains of $0.9 million during the nine months ended September 30, 2025 upon the maturity of foreign currency-denominated available-for-sale debt securities. There were no net realized gains or losses during the three months ended September 30, 2025. Realized gains and losses are recorded in other income (expense), net and represent amounts reclassified from accumulated other comprehensive income (loss) into earnings.

As of September 30, 2026, the Company held three securities in an unrealized loss position with an aggregate fair value of $157.5 million. As of December 31, 2025, the Company held three securities in an unrealized loss position with an aggregate fair value of $97.5 million. None of the securities were in an unrealized loss position for greater than 12 months.

As of September 30, 2026, the unrealized losses on the Company’s available-for-sale debt securities were primarily attributable to changes in foreign currency exchange rates since purchase, rather than to changes in credit quality. The Company’s investments consist of short-term debt securities issued by the U.S., Danish and German governments. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the securities in an unrealized loss position before recovery of their amortized cost basis, which may be at maturity. Accordingly, the Company did not record an allowance for credit losses or recognize any impairment losses in its condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2026 or for the year ended December 31, 2025.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2026	2025
Prepaid expenses	$6,715	$4,437
Other receivables	1,205	2,629
Total	$7,920	$7,066

6. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2026	2025
Laboratory equipment	$887	$775
Furniture and fixtures	470	413
Leasehold improvements	82	82
Computer equipment	62	62
Total property and equipment, at cost	1,501	1,332
Less: accumulated depreciation	(946)	(723)
Property and equipment, net	$555	$609

As of September 30, 2026, there were no finance leased assets included in property and equipment, net. As of December 31, 2025, property and equipment, net included finance leased assets of approximately $0.5 million, with accumulated depreciation of approximately $0.3 million. Depreciation expense was approximately $0.1 million for each of the three months ended September 30, 2026 and 2025 and approximately $0.2 million for each of the nine months ended September 30, 2026 and 2025.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2026	2025
Accrued contract research and development costs	$1,691	$949
Accrued employee compensation	3,633	3,007
Other	1,202	340
Total	$6,526	$4,296

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of September 30, 2026 and December 31, 2025.

Legal Proceedings

The Company may, from time to time, be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2026 and year ended December 31, 2025 and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Lease Amendment

In August 2026, the Company amended its lease at 101 Main Street, Cambridge, Massachusetts to relocate its offices from approximately 4,274 rentable square feet of office space on the 12th floor (the “Existing Premises”) to approximately 11,312 rentable square feet of office space on the 11th floor of the same building (the “New Premises”) and to extend the lease term. The lease of the Existing Premises will continue until 15 days after the date on which the landlord delivers the New Premises with its build-out (the “Landlord’s Work”) substantially complete (the “New Premises

Commencement Date”), which is currently expected to occur in early 2027. The lease of the New Premises has a term of 66 months from the New Premises Commencement Date, with an option to extend, and aggregate base rent of approximately $3.7 million, reflecting an 18-month base rent abatement. The Company is also required to pay its proportionate share of operating expenses and real estate taxes and to contribute approximately $1.4 million toward the cost of the Landlord’s Work, payable in installments as construction progresses. No installments of this contribution had been paid as of September 30, 2026, as construction of the Landlord’s Work had not yet commenced.

The extension of the Existing Premises lease term was accounted for as a lease modification. In August 2026, the Company remeasured the related operating lease liability using its incremental borrowing rate as of the modification date, which increased both the operating lease liability and the right-of-use asset by approximately $0.1 million. Because the New Premises lease had not commenced as of September 30, 2026, the Company has not recorded a right-of-use asset or lease liability for the New Premises. The Company will recognize an operating lease right-of-use asset and lease liability for the New Premises on the New Premises Commencement Date, which is anticipated to occur in early 2027.

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

On May 4, 2026, the Company completed the IPO of 19,262,500 shares of its common stock for gross proceeds of approximately $346.7 million before deducting underwriting discounts and commissions and offering expenses payable by the Company. In connection with the completion of the IPO, all of the Company's convertible preferred stock converted into 26,496,910 shares of common stock, and no shares of preferred stock were outstanding.

10. Common Stock

As of September 30, 2026, the Company had 400,000,000 shares of common stock authorized for issuance, and 46,712,117 shares of common stock issued and outstanding.

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

11. Equity-Based Compensation

Individual Warrant Agreements

Prior to the IPO, the Company issued equity-based compensation in the form of warrants. As of September 30, 2026, the Company had outstanding warrants to purchase 4,297,109 shares of common stock. Each vested warrant entitles the warrant holder the right to subscribe for one share of common stock. Holders of stock warrants are entitled to exercise the vested portion of the warrant. The service-based warrant grants generally vest over a four-year service period, with the first 25% vesting on the one-year anniversary of the vesting start date and the remaining vesting in equal monthly installments over the following 36 months. The service-based and performance-based warrant grants vest in the same manner as the service-based only awards to the extent the performance condition is met. The Company’s warrants expire ten years after the initial grant date if they remain unexercised. Upon the exercise date, the Company issues new shares of common stock to the participant. No additional awards are expected to be granted under Individual Warrant Agreements following the IPO.

The following table summarizes the Company’s warrant activity for the nine months ended September 30, 2026:

	Number of Warrants	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding, December 31, 2025	2,101,352	$5.68	7.4	$2,409
Granted	2,294,798	$6.00	-	-
Exercised	(6,707)	$6.97	-	-
Forfeited	(92,334)	$6.91	-	-
Outstanding, September 30, 2026	4,297,109	$5.82	8.1	$107,512
Exercisable at September 30, 2026	1,807,674	$5.34	6.6	$46,092
Vested and expected to vest, September 30, 2026	4,297,109	$5.82	8.1	$107,512

The weighted-average grant date fair value of the shares underlying the warrants granted was $7.40 per share during the nine months ended September 30, 2026. There were no warrants granted during the three months ended September 30, 2026. The total grant date fair value of the shares underlying the warrants that vested during the three and nine months ended September 30, 2026 was $0.7 million and $2.2 million, respectively. The aggregate intrinsic value of shares underlying the warrants exercised during each of the three and nine months ended September 30, 2026 was $0.2 million.

2026 Equity Incentive Plan

In April 2026, the Company’s board of directors adopted and the Company’s stockholders approved the 2026 Plan which became effective immediately prior to the effectiveness of the registration statement for the IPO. The 2026 Plan initially provides for the grant of awards with respect to 4,180,000 shares of common stock, which is subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2027 and continuing until, and including, the fiscal year ending December 31, 2036, equal to the lower of (i) 5% of the sum of (I) the number of shares of common stock outstanding on such date and (II) the number of shares of common stock subject to pre-funded warrants or other investment warrants issued by the Company (without giving effect to any restrictions or limitations on conversion) as of such date, and (ii) an amount determined by the Company’s board of directors. A maximum of 11,000,000 shares of common stock may be issued pursuant to incentive stock options granted under the 2026 Plan. The 2026 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based, cash-based, and performance-based awards. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2026 Plan. Options to purchase common stock may be granted at a price not less than the fair market value as established by the Company’s board of directors in the case of both NSOs and ISOs. Stock option grants under the 2026 Plan generally vest over four years. The Company’s options expire ten years after the initial grant date if they remain unexercised. Upon the exercise date, the Company issues new shares of common stock to the participant. Only stock options have been awarded under the 2026 Plan during the nine months ended September 30, 2026. As of September 30, 2026, 659,980 options were outstanding under the 2026 Plan and 3,520,020 shares were available for future grant under the 2026 Plan.

Stock Options

The following table summarizes the Company’s option activity for the nine months ended September 30, 2026:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding, December 31, 2025	-	$-	-	$-
Granted	659,980	$31.81	-	-
Outstanding, September 30, 2026	659,980	$31.81	9.7	$3,941
Exercisable at September 30, 2026	8,168	$18.00	9.6	$105
Vested and expected to vest, September 30, 2026	659,980	$31.81	9.7	$3,941

The weighted-average grant date fair value of the shares underlying the options granted was $33.14 and $24.15 per share during the three and nine months ended September 30, 2026, respectively. The total grant date fair value of the shares underlying the options that vested was $0.1 million during each of the three and nine months ended September 30, 2026.

Black Scholes Assumptions

The following assumptions were used in determining the fair value of options and warrants granted during the nine months ended September 30, 2026:

Nine Months Ended September 30, 2026
Expected volatility	85.1% - 91.2%
Risk-free interest rate	3.8% - 5.1%
Expected term (in years)	5.8 - 6.3
Expected dividend yield	0%

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

The Company has not yet commenced any offering periods under the 2026 ESPP.

Equity-Based Compensation Expense

Equity-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$908	$254	$2,454	$649
General and administrative	1,250	278	3,037	836
Total	$2,158	$532	$5,491	$1,485

As of September 30, 2026, the total unrecognized compensation expense related to the Company’s options and warrants was $30.1 million, which the Company expects to recognize over a weighted-average period of approximately 3.3 years.

12. Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury stock and if converted methods. Diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2026 and 2025, since the effects of any potentially dilutive securities, would be antidilutive given the net loss of the Company.

Basic and diluted net loss per share is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(27,304)	$(17,065)	$(74,141)	$(44,580)
Net loss per share, basic and diluted	$(0.58)	$(18.04)	$(2.84)	$(47.12)
Weighted-average shares outstanding, basic and diluted	46,712,044	946,000	26,090,769	946,000

The following table sets forth the outstanding shares of common stock and ordinary share equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have been anti-dilutive:

	Three & Nine Months Ended September 30,
	2026	2025
Convertible preference shares	—	15,211,108
Warrants to purchase common stock	4,297,109	2,101,352
Options to purchase common stock	659,980	—

13. Segment Reporting

The Company has one operating segment. The Company’s operating segment is engaged in the research and development of prophylactic therapeutics for bleeding disorders. The Company’s Chief Executive Officer and Chief Financial Officer/General Manager are together considered the Company’s Chief Operating Decision Maker ("CODM") and together manage the Company’s operations on a consolidated basis for the purposes of assessing performance and allocating resources based on net loss that also is reported on the consolidated statement of operations as consolidated net loss. This financial metric is used by the CODM to make key operating decisions such as the allocation of capital between program expenses, early-stage discovery expenses, and general and administrative expense, including headcount and facilities decisions. The measure of segment assets is reported on the balance sheet as total consolidated assets. The following table presents long-lived assets by geographic location as of September 30, 2026 and December 31, 2025 (in thousands):

	As of	As of
	September 30,	December 31,
	2026	2025
United States of America	$230	$461
Denmark	1,175	1,240
	$1,405	$1,701

The following table presents selected financial information about the Company’s single operating segment for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development personnel-related (excluding equity-based compensation)	$6,066	$3,990	$16,602	$9,776
External research and development costs - sutacimig	7,382	4,527	18,548	15,131
External research and development costs - HMB-002	3,742	3,087	10,252	9,461
External research and development costs - HMB-003	2,163	901	6,108	1,689
External - discovery related costs and other	4,331	1,737	10,332	4,657
Personnel-related (excluding equity-based compensation)	1,241	855	3,327	2,478
External - general and administrative	2,597	1,349	8,566	4,767
Equity-based compensation expense	2,158	532	5,491	1,485
Depreciation expense	78	77	223	228
Other segment (income) expenses	237	127	1,351	(3,981)
Interest income	(3,384)	(215)	(7,461)	(1,023)
Income tax expense (benefit)	693	98	802	(88)
Consolidated net loss	$27,304	$17,065	$74,141	$44,580

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

Overview

We are a clinical-stage biotechnology company developing therapies that reimagine the treatment of blood coagulation disorders to sustain life and human resilience. Our mission is to build the leading coagulation company by discovering, developing, and commercializing innovative therapies for the millions of patients worldwide suffering from serious bleeding and thrombotic diseases, including Glanzmann thrombasthenia, Factor VII deficiency, Von Willebrand Disease, heavy menstrual bleeding and other conditions of abnormal bleeding, all of which can cause significant life-long burden to patients. We are building a comprehensive franchise of investigational therapeutics spanning from Phase 3 clinical development through discovery research. Our assets address critical gaps in the treatment of coagulation disorders, with multiple value-driving clinical data events anticipated in 2026, 2027 and beyond.

Our lead asset, sutacimig, is a bispecific antibody currently in Phase 3 clinical development for the prophylactic treatment of Glanzmann thrombasthenia and Phase 2b clinical development for the prophylactic treatment of Factor VII deficiency. Our second clinical-stage asset, HMB-002, is a monovalent antibody in Phase 1/2 clinical development for subcutaneous prophylactic treatment of Von Willebrand Disease. We are also developing HMB-003, an anti-fibrinolytic targeting plasmin inhibition in Phase 1 clinical development for heavy menstrual bleeding. We are also advancing multiple preclinical and discovery-stage assets.

Since our inception in 2020, we have devoted substantially all of our resources to drug discovery, the development of our lead product candidates, sutacimig, HMB-002, and HMB-003 along with several preclinical programs focusing on coagulation disorders. In addition to our research and development efforts, our operations to date have been limited to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, in-licensing technology, discovering product candidates, undertaking preclinical studies, conducting clinical trials and providing general and administrative support for these operations.

We have no approved products, and we have not generated any revenue from product sales. On May 4, 2026, we closed our IPO of 19,262,500 shares of common stock, which included the exercise in full by the underwriters of their option to purchase additional shares of common stock. The net proceeds from the IPO were approximately $317.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Prior to our IPO, we financed our operations primarily through private placements of convertible preference shares and issuance of convertible debt. Since our inception through September 30, 2026, we have received aggregate gross proceeds of approximately $692.7 million from such transactions.

We have incurred significant operating losses since inception. Our net losses were $74.1 million and $44.6 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $256.0 million. We expect to continue to incur significant operating expenses and net losses for the foreseeable future.

We anticipate that our expenses will increase substantially if and as we:

•
continue to advance the clinical development of our product candidates, including our ongoing clinical development of sutacimig in patients with Glanzmann thrombasthenia and Factor VII deficiency, HMB-002 in patients with Von Willebrand Disease, HMB-003 in patients with heavy menstrual bleeding, and any other product candidates that we may develop;
•
advance our clinical-stage product candidates into later-stage clinical trials, including our ongoing SOLARA Phase 3 clinical trial of sutacimig in patients with Glanzmann thrombasthenia, which we expect will be substantially more expensive than our earlier-stage clinical trials;

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

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $430.2 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2029. For more information, see the section titled “Liquidity and Capital Resources” below.

Recent Developments

Sutacimig

Glanzmann Thrombasthenia

In November 2026, we initiated SOLARA, a pivotal, open-label, single-arm, multicenter Phase 3 clinical trial of once-weekly subcutaneous sutacimig for Glanzmann thrombasthenia, which is expected to enroll approximately 75 participants aged 12 to 70. Participants must have had at least four treated bleeding events in the 12 months before screening. The trial consists of a 24-week run-in period, during which participants continue their current on-demand standard of care, without sutacimig, while treated bleeding events are prospectively recorded, followed by a 48-week treatment period during which participants receive sutacimig at a dose of 0.2 mg/kg by subcutaneous injection once weekly, such that each participant serves as their own control. The primary endpoint is annualized treated bleed rate, or ATBR, during sutacimig prophylaxis compared with the run-in period. Secondary endpoints include high-intensity ATBR, annualized treated bleed days, ATBR by bleed type and cause, the proportion of participants with reductions in ATBR, and safety, tolerability, immunogenicity and pharmacokinetics. The trial is being conducted at sites in the United States and other countries, and enrollment of adolescents will be gated by the data safety monitoring committee. Participants who complete the treatment period will have the opportunity to continue sutacimig treatment in a separate open-label extension study. The first participants have been consented and are scheduled to enter the run-in period in the fourth quarter of 2026. SOLARA is being conducted under our active investigational new drug application. The FDA has recommended that we consider a randomized controlled design. However, the FDA acknowledged our concerns about the feasibility of randomization in Glanzmann thrombasthenia. In light of the substantial variability in treated bleeding rates, the heterogeneity of the patient population, and the practical challenges of randomized trials in a rare disease, we have determined to proceed with a single-arm trial.

Factor VII deficiency

In November 2026, we announced the first clinical data for sutacimig from the single ascending dose cohort of our ongoing Phase 2b clinical trial of sutacimig in Factor VII deficiency (NCT07347249) that is being conducted at a single site in the U.K. As of July 24, 2026, two participants with severe congenital Factor VII deficiency had received a single subcutaneous dose of sutacimig. Adverse events were low grade and assessed as not related to treatment. Both participants had a baseline prothrombin time of at least 180 seconds, which shortened by more than 50% following dosing. In the participant with pharmacokinetic, or PK, and pharmacodynamic, or PD, data available to date, sutacimig produced sustained accumulation (approximately five-fold) of endogenous total Factor VII(a), with exposure maintained through Day 22. Updated data for all dosed participants will be presented in a poster at the 68th Annual Meeting and Exposition of the American Society of Hematology, or ASH, in December 2026.

HMB-002

In July 2026, we announced new first-in-human data from VELORA Pioneer, our Phase 1/2 clinical trial of HMB-002 in patients with Von Willebrand Disease. VELORA Pioneer is a three-part protocol: Part A evaluating PK, PD, and safety of HMB-002 following a single fixed subcutaneous, or SC, dose; Part B evaluating PK, PD, and exploratory efficacy following multiple SC doses; and Part C evaluating single dose HMB-002 with concomitant IV factor concentrate. All three parts are actively enrolling patients. We believe the data validated our approach of increasing von Willebrand factor, or

VWF, and coagulation factor VIII in Von Willebrand Disease with durable subcutaneous dosing, and a multiple dose assessment is underway. We plan to report additional data from the Phase 1/2 clinical trial at the 20th European Association for Haemophilia and Allied Disorders Congress in February 2027.

HMB-003

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

In September 2026, we dosed the first participant in our Phase 1 clinical trial of HMB-003 in healthy volunteers, an investigational therapy for management of heavy menstrual bleeding (NCT07798505). The trial is a randomized, placebo-controlled, single-ascending-dose escalation trial designed to evaluate the safety, tolerability, PK, and PD of HMB-003 in healthy adult volunteers. Results from this trial are expected to inform dose selection and clinical development plans for HMB-003 across additional high-unmet-need bleeding conditions.

In November 2026, we announced additional preclinical data for HMB-003. In human plasma and whole blood, HMB-003 inhibited fibrinolysis in a concentration-dependent manner, with no observed effect on thrombin generation or platelet aggregation in human plasma. In minipigs, a single subcutaneous dose reached peak plasma levels within hours and had a terminal half-life of six to seven days, with complete ex vivo inhibition of fibrinolysis for up to seven days followed by a full return to baseline. In a cynomolgus monkey model of menstrual bleeding, HMB-003 reduced the proportion of severe bleeding days and shifted bleeding toward lower intensity compared with the baseline observation phase.

We plan to announce these data at ASH in December 2026 and expect to report initial clinical data from our Phase 1 clinical trial of HMB-003 in mid-2027.

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

Additionally, promptly following the corporate reorganization, on April 1, 2026, Hemab ApS transferred its shares of Hemab Therapeutics, Inc., a Delaware corporation and wholly owned subsidiary of Hemab ApS, to Hemab Therapeutics Holdings, Inc. in exchange for the issuance of a promissory note and, as a result, Hemab Therapeutics, Inc. became a wholly owned subsidiary of Hemab Therapeutics Holdings, Inc.

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

We record accruals for estimated ongoing research costs and receive updated estimates of costs and amounts owed on a monthly basis from our third-party service providers. When evaluating the adequacy of the prepaid expenses and accrued liabilities, we analyze progress of the studies, including the phase or completion of events, invoices received and contracted cost estimates from our third-party service providers. Estimates are made in determining the balances at the end of any reporting period.

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

We anticipate that our general and administrative expenses will increase as we increase our headcount to support our research and development activities and the potential commercialization of our product candidates, if approved. Additionally, these increases will likely include increased costs related to the hiring of additional personnel, among other expenses. We also expect to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq listing requirements and the requirements of the SEC, director and officer insurance costs, and investor and public relations costs. We also expect to incur additional intellectual property-related expenses as we file patent applications to protect innovations arising from our research and development activities.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Operating expenses
Research and development	$24,639	$14,555	$10,084
General and administrative	5,119	2,500	2,619
Total operating expenses	29,758	17,055	12,703
Loss from operations	(29,758)	(17,055)	(12,703)
Other income (expense), net:
Interest income	3,384	215	3,169
Other income (expense), net	(237)	(127)	(110)
Total other income (expense), net	3,147	88	3,059
Loss before income tax expense	(26,611)	(16,967)	(9,644)
Income tax (expense) benefit	(693)	(98)	(595)
Net loss	$(27,304)	$(17,065)	$(10,239)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
External research and development costs by product candidate:
sutacimig	$7,382	$4,527	$2,855
HMB-002	3,742	3,087	655
HMB-003	2,163	901	1,262
Other research and development costs:
Personnel-related (excluding equity-based compensation)	6,066	3,990	2,076
Equity-based compensation	908	254	654
Discovery and other	4,378	1,796	2,582
Total research and development expense	$24,639	$14,555	$10,084

Total research and development expenses were $24.6 million for the three months ended September 30, 2026, compared to $14.6 million for the three months ended September 30, 2025. The $10.1 million increase in research and development expenses for the three months ended September 30, 2026 was primarily due to an increase of $4.8 million in external research and development costs for our drug product candidates, a $2.7 million increase in personnel-related costs and equity-based compensation and an increase of $2.6 million in discovery and other costs related to adding consultancy resources for medical and clinical operations.

External research and development expenses related to sutacimig for the three months ended September 30, 2026 and 2025 were $7.4 million and $4.5 million, respectively. The increase of $2.9 million for the three months ended September 30, 2026 was primarily driven by increased start-up activities related to the initiation of the SOLARA Phase 3 clinical trial of sutacimig in Glanzmann thrombasthenia and Chemistry, Manufacturing, and Controls, or CMC, costs.

External research and development expenses related to HMB-002 for the three months ended September 30, 2026 and 2025 were $3.7 million and $3.1 million, respectively. The increase of $0.6 million for the three months ended September 30, 2026 was primarily driven by CMC-related activities.

External research and development expenses related to HMB-003 for the three months ended September 30, 2026 and 2025 were $2.2 million and $0.9 million, respectively. The increase of $1.3 million for the three months ended September 30, 2026 was primarily driven by the initiation of our Phase 1 clinical trial of HMB-003 during the three months ended September 30, 2026 as compared to primarily pre-clinical development costs in the three months ended September 30, 2025.

Personnel-related expenses and equity-based compensation increased by $2.1 million and $0.7 million in the three months ended September 30, 2026, respectively, compared to the three months ended September 30, 2025, primarily driven by a significant increase in average headcount across clinical development, CMC, and clinical operations related to the pursuit of identifying and developing product candidates.

Discovery and other costs increased by $2.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by an increase in discovery activities and consultancy expense related to clinical operations, clinical research, and regulatory research.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Personnel-related (excluding equity-based compensation)	$1,241	$855	$386
Equity-based compensation	1,250	278	972
Professional services	1,820	571	1,249
Other	808	796	12
Total general and administrative expense	$5,119	$2,500	$2,619

Total general and administrative expenses were $5.1 million for the three months ended September 30, 2026, compared to $2.5 million for the three months ended September 30, 2025. The $2.6 million increase was primarily due to an increase in personnel-related costs and equity-based compensation of $0.4 million and $1.0 million, respectively, driven by an increase in average headcount as well as an increase in professional service fees of $1.2 million.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2026 and 2025 was net income of $3.1 million and $0.1 million, respectively. The $3.1 million increase was primarily due to a $3.2 million increase in interest income, driven by higher balances of cash equivalents and marketable securities following the IPO, partially offset by a $0.1 million unfavorable change in other income (expense), net, primarily due to a $0.5 million realized foreign currency loss upon the maturity of a DKK-denominated available-for-sale debt security, partially offset by favorable movements between the currencies we regularly transact in, including DKK, Euros, British Pounds and our functional currency, the U.S. Dollar.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$64,436	$41,530	$22,906
General and administrative	15,013	8,142	6,871
Total operating expenses	79,449	49,672	29,777
Loss from operations	(79,449)	(49,672)	(29,777)
Other income (expense), net:
Interest income	7,461	1,023	6,438
Other income (expense), net	(1,351)	3,981	(5,332)
Total other income (expense), net	6,110	5,004	1,106
Loss before income tax expense	(73,339)	(44,668)	(28,671)
Income tax (expense) benefit	(802)	88	(890)
Net loss	$(74,141)	$(44,580)	$(29,561)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
External research and development costs by product candidate:
sutacimig	$18,548	$15,131	$3,417
HMB-002	10,252	9,461	791
HMB-003	6,108	1,689	4,419
Other research and development costs:
Personnel-related (excluding equity-based compensation)	16,602	9,776	6,826
Equity-based compensation	2,454	649	1,805
Discovery and other	10,472	4,824	5,648
Total research and development expense	$64,436	$41,530	$22,906

Total research and development expenses were $64.4 million for the nine months ended September 30, 2026, compared to $41.5 million for the nine months ended September 30, 2025. The $22.9 million increase in research and development expenses for the nine months ended September 30, 2026 was primarily due to an increase of $8.6 million in external research and development costs for our drug product candidates inclusive of a $4.4 million and $3.4 million increase in HMB-003 and sutacimig costs, respectively, an $8.6 million increase in personnel-related costs and equity-based compensation and an increase of $5.6 million in discovery and other costs related to adding consultancy resources for medical and clinical operations.

External research and development expenses related to sutacimig for the nine months ended September 30, 2026 and 2025 were $18.5 million and $15.1 million, respectively. The increase of $3.4 million for the nine months ended September 30, 2026 was primarily driven by increased start-up activities related to the initiation of the SOLARA Phase 3 clinical trial of sutacimig in Glanzmann thrombasthenia.

External research and development expenses related to HMB-002 for the nine months ended September 30, 2026 and 2025 were $10.3 million and $9.5 million, respectively. The increase of $0.8 million for the nine months ended September 30, 2026 was primarily driven by CMC-related activities.

External research and development expenses related to HMB-003 for the nine months ended September 30, 2026 and 2025 were $6.1 million and $1.7 million, respectively. The increase of $4.4 million for the nine months ended September 30, 2026 was primarily driven by the initiation of our Phase 1 clinical trial of HMB-003 in addition to increased non-clinical and CMC development related to the HMB-003 program during the nine months ended September 30, 2026 as compared to primarily pre-clinical development costs in the nine months ended September 30, 2025.

Personnel-related expenses and equity-based compensation increased by $6.8 million and $1.8 million in the nine months ended September 30, 2026, respectively, compared to the nine months ended September 30, 2025, primarily driven by a significant increase in average headcount across clinical development, CMC, and clinical operations related to the pursuit of identifying and developing product candidates.

Discovery and other costs increased by $5.6 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by an increase in discovery activities and consultancy expense related to clinical operations, clinical research, and regulatory research.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Personnel-related (excluding equity-based compensation)	$3,327	$2,478	$849
Equity-based compensation	3,037	836	2,201
Professional services	4,823	2,467	2,356
Other	3,826	2,361	1,465
Total general and administrative expense	$15,013	$8,142	$6,871

Total general and administrative expenses were $15.0 million for the nine months ended September 30, 2026, compared to $8.1 million for the nine months ended September 30, 2025. The $6.9 million increase was primarily due to an increase in personnel-related costs and equity-based compensation of $0.8 million and $2.2 million, respectively, driven by an increase in average headcount as well as an increase in professional service fees of $2.4 million and other administrative fees of $1.5 million.

Other Income (Expense), Net

Other income (expense), net for the nine months ended September 30, 2026 and 2025 was net income of $6.1 million and $5.0 million, respectively. The $1.1 million increase was primarily due to a $6.4 million increase in interest income, driven by higher balances of cash, cash equivalents and marketable securities following the IPO and the related accretion income on our available-for-sale debt securities. This increase was partially offset by a $5.3 million unfavorable change in other income (expense) from net income of $4.0 million for the nine months ended September 30, 2025 to net expense of $1.4 million for the nine months ended September 30, 2026. The unfavorable change was primarily due to foreign currency exchange losses in 2026 compared with foreign currency exchange gains in 2025, as well as net realized foreign currency gains of $0.9 million on the maturity of available-for-sale debt securities in 2025, compared with net realized foreign currency losses of $0.2 million in 2026.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. To date, we have financed our operations primarily through private placements of convertible preference shares and issuance of convertible debt and from the sale of common stock in our IPO in May 2026. Through September 30, 2026, we have received aggregate gross proceeds of approximately $692.7 million from such transactions.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash used in operating activities	$(72,512)	$(44,761)	$(27,751)
Net cash (used in) provided by investing activities	(93,180)	15,508	(108,688)
Net cash provided by (used in) financing activities	317,166	(89)	317,255
Effect of foreign exchange rate changes on cash and cash equivalents	(299)	-	(299)
Net increase (decrease) in cash and cash equivalents	$151,175	$(29,342)	$180,517

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

During the nine months ended September 30, 2026, net cash used in operating activities was $72.5 million, due to a net loss of $74.1 million and changes in operating assets and liabilities that used $1.5 million in cash, partially offset by net non-cash expenses of $3.1 million.

During the nine months ended September 30, 2025, net cash used in operating activities was $44.8 million, due to a net loss of $44.6 million and changes in operating assets and liabilities that used $1.1 million in cash, partially offset by net non-cash expenses of $0.9 million.

Investing Activities

During the nine months ended September 30, 2026, net cash used in investing activities was $93.2 million, which consisted of $148.2 million of purchases of marketable securities and $0.2 million of purchases of property and equipment, partially offset by $40.2 million of maturities and $15.0 million of proceeds from sales of marketable securities.

During the nine months ended September 30, 2025, net cash provided by investing activities was $15.5 million, which consisted of $35.5 million of maturities of marketable securities, partially offset by $19.9 million of purchases of marketable securities.

Financing Activities

During the nine months ended September 30, 2026, net cash provided by financing activities was $317.2 million related to proceeds from the issuance of common stock in the IPO after deducting underwriting discounts and commissions and offering expenses of $29.6 million.

During the nine months ended September 30, 2025, net cash used in financing activities was $0.1 million, related to principal payments on finance lease obligations.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we continue the clinical development of sutacimig in patients with Glanzmann thrombasthenia and Factor VII deficiency, continue the clinical development of HMB-002 in patients with Von Willebrand Disease and continue the clinical development of HMB-003 in patients with heavy menstrual bleeding, continue research and development and initiate additional clinical trials of, and seek marketing approval for, these and other product candidates. In addition, if we obtain marketing approval for our product candidates and any other product candidates we may identify and pursue, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating expenses and net losses for the foreseeable future.

As of September 30, 2026, we had total cash, cash equivalents and marketable securities of $430.2 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with product development, and because the extent to which we may enter into collaborations with third-parties for the development of our product candidates is unknown, we may incorrectly estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our funding requirements and timing and amount of our operating expenditures will depend on many factors. We anticipate that our expenses will increase substantially if and as we:

•
continue to advance the clinical development of our product candidates, including our ongoing clinical development of sutacimig in patients with Glanzmann thrombasthenia and Factor VII deficiency, HMB-002 in patients with Von Willebrand Disease, HMB-003 in patients with heavy menstrual bleeding, and any other product candidates that we may develop;
•
advance our clinical-stage product candidates into later-stage clinical trials, including our ongoing SOLARA Phase 3 clinical trial of sutacimig in patients with Glanzmann thrombasthenia, which we expect will be substantially more expensive than our earlier-stage clinical trials;
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

In addition, our expenses will further increase if, among other things:

•
we are required by the FDA, the European Medicines Agency, or other regulatory authorities to perform clinical trials or preclinical studies that are in addition to, or different than, those expected;
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

In September 2023, we entered into a non-cancelable operating lease for approximately 4,274 rentable square feet of office space on the 12th floor at 101 Main Street, Cambridge, Massachusetts, or the Existing Premises, which was scheduled to expire in October 2026. In August 2026, we amended the lease to relocate our offices to approximately 11,312 rentable square feet of office space on the 11th floor of the same building, or the New Premises, and to extend the lease term. Our lease of the Existing Premises will continue until 15 days after the date on which the landlord delivers the New Premises with its build-out, or the Landlord’s Work, substantially complete, or the New Premises Commencement Date, which we currently expect to occur in early 2027. The lease of the New Premises has a term of 66 months from the New Premises Commencement Date, with an option to extend, and aggregate base rent of approximately $3.7 million, reflecting an 18-month base rent abatement. We are also required to pay our proportionate share of operating expenses and real estate taxes and to contribute approximately $1.4 million toward the cost of the Landlord’s Work, payable in installments as construction progresses. We accounted for the extension of the Existing Premises lease term as a lease modification and, in August 2026, remeasured the related operating lease liability using our incremental borrowing rate as of the modification date, which increased both the operating lease liability and the right-of-use asset by approximately $0.1 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below.

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

Remediation Plans

We are committed to remediating the material weaknesses described above. During 2026, with the assistance of a third-party consulting firm, we completed a risk assessment and walkthroughs of our business processes over financial reporting, advanced documentation of the related processes and controls, and designed new and enhanced controls over our financial statement close and reporting process and information technology general controls, including controls over user access and change management. We commenced implementation of these controls during the three months ended September 30, 2026 and expect to commence testing of their operating effectiveness during the fourth quarter of 2026.

The material weaknesses will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses or to prevent or avoid potential future material weaknesses. As we continue to evaluate and improve our internal control over financial reporting, we may take additional measures or modify the remediation plan described above. See the section titled “Risk Factors—We have identified material weaknesses in our internal control over financial reporting. If we are unable to remedy our material weaknesses, or if we fail to establish and maintain an effective system of internal control over financial reporting, we may be unable to produce timely and accurate financial statements or prevent fraud, which could adversely impact our business and our stock price.” ]

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, including the commencement of implementation of new and enhanced controls during the three months ended September 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies of our product candidates, sutacimig, HMB-002, and HMB-003, along with several preclinical programs focusing on coagulation disorders and have incurred significant operating losses. Our net losses were $74.1 million for the nine months ended September 30, 2026 and $63.9 million for the year ended December 31, 2025. As of September 30, 2026, we had an accumulated deficit of $256.0 million. We have no approved products, and we have not generated any revenue from product sales. We have financed our operations primarily through private placements of convertible preference shares, issuances of convertible debt and, most recently, from the sale of common stock in our initial public offering, or IPO, in May 2026. We are still continuing to research and develop our product candidates, and we have not yet completed the development of any of our product candidates. We expect to continue to incur significant operating expenses and net losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. Accordingly, our stockholders should not rely upon the results of any particular quarterly or annual period as indications of future operating performance. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We anticipate that our expenses will increase substantially if and as we:

•
continue to advance the clinical development of our product candidates, including our ongoing clinical development of sutacimig in patients with Glanzmann thrombasthenia and Factor VII deficiency, HMB-002 in patients with Von Willebrand Disease, HMB-003 in patients with heavy menstrual bleeding, and any other product candidates that we may develop;
•
advance our clinical-stage product candidates into later-stage clinical trials, including our ongoing SOLARA Phase 3 clinical trial of sutacimig in patients with Glanzmann thrombasthenia, which we expect will be substantially more expensive than our earlier-stage clinical trials;
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

Our operations have consumed substantial amounts of cash since inception. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approvals and achieve product sales. We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue the clinical development of sutacimig in patients with Glanzmann thrombasthenia and Factor VII deficiency, continue the clinical development of HMB-002 in patients with Von Willebrand Disease, and continue the clinical development of HMB-003 in patients with heavy menstrual bleeding, continue research and development and initiate additional clinical trials of, and seek marketing approval for, these and other product candidates. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our preclinical activities and clinical trials of and potentially seek marketing approval for our product candidates and other product candidates we may identify, and if and as we expand our research and development and scale-up and manufacture our product candidates for our current and future indications. We will be required to incur substantial costs and may experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.

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

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $430.2 million. We believe that our cash, cash equivalents and marketable securities as of September 30, 2026 will enable us to fund our operating expenses and capital expenditure requirements into 2029. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned. We would be required to obtain substantial additional funding in order to initiate and conduct registrational and other clinical trials for our product candidates.

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

We commenced operations in 2020 and are a clinical-stage biotechnology company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, in-licensing technology, discovering product candidates, undertaking preclinical studies and conducting clinical trials. While we are in the process of conducting Phase 1/2, Phase 2, and Phase 3 trials, we have not yet completed a Phase 3 clinical trial of any product candidate. We have not yet demonstrated our ability to successfully develop any product candidate, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Therefore, we cannot be certain that our ongoing preclinical studies and clinical trials will be completed on time or that our planned preclinical studies and clinical trials will begin or be completed on time, if at all. Further, biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Our stockholders should consider our prospects in light of the costs, uncertainties, delays, and difficulties frequently encountered by companies in clinical development, especially clinical-stage biopharmaceutical companies such as ours. Any predictions our stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

Moreover, our ability to use our NOLs and other deferred tax assets to offset future taxable income in Denmark and the United States may be limited if we experience an ownership change. For Danish income tax purposes, an ownership change will generally occur when one, or several shareholders together, at once or successively, acquire shares representing more than 50% of the share capital or voting power. Although such an ownership change entails no reduction of the amount of NOLs to be carried forward, the utilization is restricted to exclude offsetting against positive net capital income (e.g. income from interest, dividend and royalty) on NOLs incurred in a previous income year, where the ownership has changed by more than 50% (under section 12D of the Danish Corporate Tax Act). In the United States, in general, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and research and development tax credit carryforwards to offset future taxable income. We have not conducted a study to assess whether any such ownership changes have occurred. We may have experienced such ownership changes in the past and may experience such ownership changes in the future through subsequent changes in our stock ownership (which may be outside our control). As a result, if, and to the extent that, we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credit carryforwards to offset such taxable income may be subject to limitations.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are heavily dependent on the success of sutacimig, HMB-002, and HMB-003, which are our only clinical-stage product candidates.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to sutacimig, HMB-002, and HMB-003 which are currently our only clinical-stage product candidates. Accordingly, our business currently depends heavily on the successful development, marketing approval and commercialization of these product candidates. We cannot be certain that sutacimig, HMB-002 or HMB-003 will receive marketing approval, be approved for the indications that we may seek or be successfully commercialized even if we receive marketing approvals. If we were required to discontinue development of sutacimig, HMB-002 or HMB-003 or if any of these product candidates do not receive marketing approvals or fail to achieve significant market acceptance, we would be delayed by many years in our ability to achieve profitability, if ever, and may not be able to generate sufficient revenue to continue our business.

If we are unable to successfully complete clinical development, obtain marketing approval for, and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

To date, we have invested a majority of our efforts and financial resources in the preclinical and clinical development of our product candidates. We initiated our first Phase 3 clinical trial of sutacimig in Glanzmann thrombasthenia in November 2026 and have not yet completed a Phase 3 trial of any product candidate. Our future success is heavily dependent on our ability to successfully develop, obtain marketing approval for and ultimately commercialize our product candidates. We cannot be certain that our product candidates will be successful in clinical trials or receive marketing approval.

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

We have initiated SOLARA, a pivotal, open-label, single-arm, multicenter Phase 3 clinical trial evaluating sutacimig at a dose of 0.2 mg/kg once weekly as a prophylactic therapy in patients aged 12 to 70 with Glanzmann thrombasthenia, at sites in the United States and other countries. The FDA has recommended that we consider a randomized controlled design. However, the FDA acknowledged our concerns about the feasibility of randomization in Glanzmann thrombasthenia. In light of the substantial variability in treated bleeding rates, the heterogeneity of the patient population, and the practical challenges of randomized trials in a rare disease, we have determined to proceed with a single-arm trial. Under this design, each participant’s on-demand treatment data collected during a pre-treatment observation period serves as the comparator for that participant’s outcomes while receiving sutacimig. As a result, it may be more difficult to determine whether observed differences are attributable to sutacimig rather than differences in bleeding events, treatment practices, reporting, participant characteristics or other factors between the observation and treatment periods. In addition, the open-label nature of SOLARA may introduce bias in the identification, reporting, classification or assessment of bleeding events and treatment responses.

The FDA and other regulatory authorities have substantial discretion in determining whether evidence from a single-arm trial is adequate to establish safety and effectiveness. Even if SOLARA meets its prespecified endpoints, regulatory authorities may determine that the trial design, comparator data, number or characteristics of enrolled participants, duration of follow-up, handling of missing or variable data, statistical analyses, or magnitude or consistency of the observed treatment effect do not provide substantial evidence supporting approval of sutacimig. Regulatory authorities also may interpret the results differently from us or require additional analyses, longer follow-up or one or more additional clinical trials, including a randomized controlled trial. Any such determination could delay or prevent approval of sutacimig for Glanzmann thrombasthenia, increase our development costs and materially harm our business.

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

The risk of failure for our product candidates and any other product candidates we may develop is high. It is impossible to predict when or if our product candidates and any other product candidates we may develop will prove effective or safe in humans or will receive marketing approval. The time required to obtain approval from the FDA, EMA or other comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of such product candidate in humans. We have not yet completed a pivotal clinical trial for any of our product candidates. Clinical trials may fail to demonstrate that our current or future product candidates are safe for humans and effective for indicated uses. Even if initial clinical trials in any of our product candidates we may develop are successful, these product candidates may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through preclinical studies and initial clinical trials. There is a high failure rate for drugs proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials even after achieving promising results in earlier-stage clinical trials.

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

The outcome of preclinical testing and earlier-stage clinical trials may not be predictive of the success of later-stage clinical trials. Our product candidates and any other product candidates we may develop may fail to show the desired safety, potency and purity in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. For example, we have initiated our SOLARA Phase 3 clinical trial of sutacimig in patients with Glanzmann thrombasthenia, based on the positive results of our Phase 1/2 dose-finding study in patients with Glanzmann thrombasthenia. However, we cannot provide assurances that the evidence of activity we observed in our Phase 1/2 trial of sutacimig will translate to our Phase 3 clinical trial. Additionally, any positive results generated in our ongoing and planned clinical trials do not ensure that we will achieve similar results in later-stage clinical trials of these product candidates, and we cannot provide assurances that we will be able to seek or obtain marketing approval for any of our product candidates even if our clinical trials are successful.

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

From time to time, we may publish or report interim, top-line or preliminary results from our clinical trials. For example, we plan to report data from our Phase 2b clinical trial of sutacimig in Factor VII deficiency in December 2026, and data from our Phase 1/2 clinical trial of HMB-002 in patients with Von Willebrand Disease in February 2027. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary, interim or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or interim data we previously published. As a result, interim, top-line and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could be material and could significantly harm our reputation and business prospects and may cause the trading price of our common stock to fluctuate significantly.

As an organization, we have not previously completed a pivotal clinical trial, and we may be unable to do so for our product candidates or any other product candidates we may develop.

We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA, the EMA, or other regulatory agencies to market our product candidates or any future product candidate. Carrying out later-stage clinical trials is a complicated process. As an organization, we initiated our first pivotal clinical trial, SOLARA, in November 2026 and have not previously completed a pivotal clinical trial. In order to do so, we will need to significantly expand our clinical development and regulatory capabilities. In addition, we may be unable to recruit and train qualified personnel. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to approval of our product candidates or future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining marketing approvals of product candidates that we develop.

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

Identifying and qualifying patients to participate in clinical trials for our product candidates and any other product candidates we may develop is critical to our success. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients, as required by the FDA, EMA or similar regulatory authorities in other jurisdictions, who remain in the trial until its conclusion. Additionally, the prevalence of patients with Glanzmann thrombasthenia, Factor VII deficiency and Von Willebrand Disease is estimated to be low, and we estimate that there are approximately an aggregate of 10,000 patients with Glanzmann thrombasthenia and Factor VII deficiency and an aggregate of 140,000 patients with Von Willebrand Disease in the geographies where we intend to commercialize, including the United States, the European Union, Japan, the GCC countries and other select regions. We may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical trials of our product candidates because of the perceived risks and benefits of our product candidates, the availability of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective subjects and the subject referral practices of physicians, among other factors. Patient enrollment is affected by a variety of other factors, including:

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

In addition, as we continue to evaluate our product candidates, rare and severe side effects of our product candidates may be uncovered in the later stages of our current and future clinical development. For example, in our Phase 1/2 clinical trial of sutacimig in Glanzmann thrombasthenia, three participants have experienced Grade 2 thromboembolic events, which occurred in participants assigned to dose cohorts associated with higher exposure and/or with multiple concurrent risk factors. In particular, one patient experienced a grade 2 proximal deep vein thrombotic event at the highest exposure level (0.9 mg/kg) and one patient at the 0.3 mg/kg dose level (whose dose had been reduced from 0.6 mg/kg) experienced grade 2 subsegmental pulmonary embolism. These events were reported to the FDA on an expedited reporting basis as an event of a type referred to as a Suspected Unexpected Serious Adverse Reaction

(SUSAR). While we have selected a lower dose of 0.2 mg/kg for purposes of our SOLARA Phase 3 clinical trial, thrombotic events have been reported at the 0.3 mg/kg dose level, and there is no guarantee that thrombotic events or other serious adverse events will not occur even at lower doses. Although we selected the 0.2 mg/kg once-weekly Phase 3 dose and regimen to avoid the high peak exposures associated with the thromboembolic events observed in our Phase 1/2 clinical trial, the Phase 3 dose may not reduce the incidence of thromboembolic or other adverse events to the extent we expect, or at all. In addition, sutacimig’s mechanism of action inherently carries the risk of thrombotic complications if the drug achieves excessive systemic exposure or if patients have concurrent prothrombotic conditions or other risk factors. HMB-002’s intended mechanism of increasing von Willebrand factor, or VWF, and Factor VIII levels could also increase thrombotic risk, particularly in patients with concurrent conditions that increase VWF levels, such as pregnancy, acute illness, or hormonal contraception use, or result in other adverse events.

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

Additionally, if results of our clinical trials reveal unacceptable side effects, we, the FDA or the IRBs at the institutions in which our studies are conducted could suspend or terminate our clinical trials, or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates and any other product candidates we may develop for any or all targeted indications. Furthermore, we expect that our clinical trial protocol for our ongoing SOLARA Phase 3 trial may require us to pause or stop enrollment in the trial if one or more thrombotic events occur in order to assess whether it is safe to proceed with further enrollment and dosing. Any such event could cause significant delays in the execution and completion of the trial, or lead to discontinuation altogether. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We may need to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in harm to patients that are administered our product candidates. Any of these occurrences may adversely affect our business, financial condition and prospects significantly.

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

We may conduct one or more of our clinical trials with one or more trial sites that are located outside the United States or European Union. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA may be subject to certain conditions or may not be accepted at all. Similarly, the EMA, and other equivalent foreign regulatory authorities may not accept data from trials conducted outside their jurisdiction. For example, we are currently conducting our SOLARA Phase 3 clinical trial of sutacimig in patients with Glanzmann thrombasthenia at sites in the United States and other countries, our ongoing Phase 2b clinical trial of sutacimig in patients with Factor VII deficiency at a site in the United Kingdom, and our ongoing Phase 1/2 trial of HMB-002 in patients with Von Willebrand Disease at sites in United Kingdom, Australia, and the United States. In cases where data from clinical trials outside of the United States are intended to serve as the basis for marketing approval in the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The FDA must be able to validate the data from the trial through an onsite inspection, if necessary. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, whether the FDA accepts the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. Additionally, recent policy proposals in the United States, if enacted in the future, may make acceptance by the FDA or inclusion in a marketing application of non-U.S. data more difficult or costly. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

To our knowledge, there are currently no subcutaneous prophylactic therapies for Glanzmann thrombasthenia or Factor VII deficiency that are in development or approved. However, companies could develop new therapies or repurpose existing therapies for Glanzmann thrombasthenia or Factor VII deficiency, such as emicizumab (Hemlibra), which was developed for hemophilia A, but could potentially be studied in other bleeding disorders, potentially including Glanzmann thrombasthenia, Factor VII deficiency, and Von Willebrand Disease.

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

For heavy menstrual bleeding, the competitive landscape includes currently available hormonal and non-hormonal therapies, as well as surgical procedures. Tranexamic acid, an oral antifibrinolytic marketed as Lysteda and available in generic form, is the primary non-hormonal therapy for heavy menstrual bleeding, although its short half-life requires frequent dosing during menstruation. Hormonal therapies approved for heavy menstrual bleeding include an oral contraceptive (Natazia), a levonorgestrel-releasing intrauterine system (Mirena) and, for heavy menstrual bleeding associated with uterine fibroids, oral GnRH receptor antagonist combination therapies (Oriahnn and Myfembree). Non-steroidal anti-inflammatory drugs are also commonly used. Patients who do not respond to, or are not candidates for, medical therapy may undergo surgical procedures such as endometrial ablation or hysterectomy. These therapies and procedures are well established and widely used, and generic tranexamic acid and many hormonal contraceptives are available at low cost. This may make it difficult for HMB-003, if approved, to achieve market acceptance or obtain adequate coverage and reimbursement. In addition, other companies may develop longer-acting antifibrinolytics or other non-hormonal therapies for heavy menstrual bleeding.

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

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all. If any collaborations that we enter into do not result in the successful development and commercialization of products or if one of our future collaborators terminate its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of any product candidates could be delayed and we may need additional resources to develop any product candidates. All of the risks relating to product development, marketing approval and commercialization described in this “Risk Factors” section also apply to the activities of any future collaborators of ours.

Additionally, subject to its contractual obligations to us, if a collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us. If any future collaborators of ours terminate its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected.

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

As of September 30, 2026, we own, co-own, or hold exclusive license rights to approximately 15 issued patents and 86 pending patent applications related to our product candidates. In order to continue to pursue protection based on provisional patent applications, we will need to file Patent Cooperation Treaty applications, non-U.S. applications and/or U.S. non-provisional patent applications prior to applicable deadlines. Even then, as highlighted above, patents may never issue from our patent applications, or the scope of any patent may not be sufficient to provide a competitive advantage. With respect to sutacimig, our foundational composition of matter patent application was filed in April 2020 (and claims priority to April 2019) with an expected expiration in April 2040, potentially extending to 2045 with patent term extension. The foundational sutacimig composition of matter patent family is exclusively licensed to us from Novo Nordisk. For HMB-002, our initial composition of matter patent application was filed in February 2023 (and claims priority to February 2022) with an expected expiration in February 2043. We solely own the initial HMB-002 composition of matter patent family. A second composition of matter patent application covering HMB-002 was filed in August 2024 (and claims priority to August 2023), with an expected expiration in August 2044. We also solely own the second HMB-002 composition of matter patent family. For HMB-003, our foundational composition of matter patent application was filed in December 2025 (and claims priority to December 2024) with an expected expiration in December 2045, potentially extending to 2050 with patent term extension. We solely own the HMB-003 composition of matter patent family.

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

Competitors and other third parties may infringe, misappropriate or otherwise violate our or our current and future licensors’ issued patents or other intellectual property. As a result, we or any current or future licensors may need to file infringement, misappropriation or other intellectual property related claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke such parties to assert counterclaims against us alleging that we infringe, misappropriate or otherwise violate their intellectual property. In addition, in a patent infringement proceeding, such parties could counterclaim that the patents we or our licensors have asserted are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may institute such claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in non-U.S. jurisdictions (e.g., opposition proceedings). The outcome following legal assertions of invalidity and unenforceability is unpredictable, and the outcome of any intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of any adverse party. This is especially true in intellectual property cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree.

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

The FDA reviews an application to determine whether there is “substantial evidence” to support a finding of effectiveness for the proposed product for its intended use(s). The FDA has interpreted this evidentiary standard to generally require two adequate and well-controlled clinical trials to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. The FDA issued draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical trial to demonstrate efficacy. The FDA has not yet finalized such guidance but, in February 2026, then existing FDA leadership published an editorial in the New England Journal of Medicine in which they declared that, in most cases, the new default requirement for FDA approval of a new product will be one robust pivotal clinical trial plus confirmatory evidence, rather than two pivotal clinical trials. In determining whether to rely on one trial, the FDA will focus on the single trial’s quality, including magnitude of effect, appropriateness of control arms, endpoint selection, statistical power, blinding, handling of missing data, biological plausibility and alignment with intermediate biomarkers. While the FDA has long had authority to approve new products in this manner and, in recent years, has exercised that authority with respect to certain types of products, the publication declares that this will be the new official default standard for most new products. This approach will reportedly be implemented as the FDA places a greater emphasis on collecting robust post-marketing data on all pharmaceutical products. At this point, it is unclear how this new policy will be implemented by the FDA and how, if at all, it will affect our clinical development programs. Moreover, although we are conducting a multicenter, Phase 3, single-arm, open-label clinical trial evaluating sutacimig as a prophylactic therapy in patients aged 12 to 70 with Glanzmann thrombasthenia, the FDA may determine that a randomized controlled clinical trial is necessary to support filing and approval of our BLA. The FDA has recommended that we consider a randomized controlled design for SOLARA. Even if the SOLARA Phase 3 clinical trial achieves its endpoints, the FDA may not consider the results of a single open-label Phase 3 trial, together with data from our Phase 1/2 clinical trial and other confirmatory evidence, sufficient to support approval. The FDA may disagree with our interpretation of these data or require additional clinical trials, including a randomized controlled trial. Similarly, the EMA, MHRA and other comparable foreign regulatory authorities may interpret our data differently from the FDA or from one another, notwithstanding sutacimig's PRIME and ILAP designations, which could delay, limit or prevent marketing approval in one or more jurisdictions. Our decision to proceed with the current SOLARA design notwithstanding the FDA’s recommendation that we consider a randomized controlled design could result in delays in, additional costs associated with, or the inability to obtain regulatory approval for sutacimig for Glanzmann thrombasthenia on the timeline anticipated or at all.

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

In addition, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products, which may reduce the duration of regulatory data protection and exclusivity periods for orphan drugs, and revise the eligibility for expedited pathways in addition to other changes, was published on April 26, 2023. On June 4, 2025, after almost two years of negotiations among the European Union member states, the Council of the European Union adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. On December 11, 2025, the European Parliament and European Council reached a provisional political agreement on the legislation. The European Council formally adopted these new measures on September 28, 2026, and the European Parliament is expected to vote on final approval in November 2026. The new provisions are expected to be approved by the Parliament and to enter into force by December 2026. The revisions may have a significant impact on the pharmaceutical industry and our business. The new Pharma Package would, among other things, set a baseline period of eight years of data exclusivity and one year of market exclusivity with possible extensions for new indications up to a maximum of 11 years total. Following adoption of these new measures, there will likely be a transition period of 24 months, with the changes taking effect in late 2028.

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

We have sought and received Fast Track designation, Breakthrough Therapy designation, ILAP designation in the United Kingdom and PRIority Medicines, or PRIME, designation in the European Union for sutacimig, and may in the future seek additional designations for our product candidates, including but not limited to Priority Review designation in the United States, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

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

In the European Union, the EMA has granted sutacimig PRIME designation for the treatment of Glanzmann thrombasthenia, and we may seek PRIME designation for our other product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the European Union or, if such a method exists, the medicine offers a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the European Union, where the applicant intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims.

The benefits of a PRIME designation include the appointment of a Committee for Medicinal Products for Human Use, or CHMP, rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. PRIME designation for sutacimig, or for any of our other product candidates, may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of the European Commission’s grant of a marketing authorization.

In the United Kingdom, sutacimig has received innovative licensing and access pathway, or ILAP, designation from the MHRA for the treatment of Glanzmann thrombasthenia. The ILAP is open to sponsors of potentially transformative medicines or drug-device combination products that address unmet medical needs. It supports products with evidence of safe use in humans but before confirmatory trials have started. It is designed to reduce the end-to-end timeline for research and development, regulatory approval and timely adoption of new technologies to benefit patients and the healthcare system in the United Kingdom. To these ends, the ILAP comprises an Innovation Passport designation, a Target Development profile and a toolkit to support all stages of the design, development and approval process. As with expedited review and approval programs in other jurisdictions, the designation of sutacimig under the ILAP does not guarantee approval of this candidate product in the United Kingdom by the MHRA. Further, we will need to carefully navigate the requirements of the ILAP to ensure that we benefit from this accelerated pathway to approval.

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

Separately, on December 23, 2025, CMS, through its Center for Medicare and Medicaid Innovation, or CMMI, proposed two five-year pilot programs to implement a “reference pricing” regime for drugs paid for under Medicare for 25% of covered beneficiaries. The programs are referred to as the Global Benchmark for Efficient Drug Pricing Model for Medicare Part B drugs, referred to as GLOBE, and the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs, referred to as GUARD. Under the proposed pilot programs, a manufacturer would owe rebates to Medicare if prices for their drugs exceeded the prices paid by other economically comparable reference countries, defined in the proposed regulations as Organisation for Economic Co-operation and Development countries with a gross domestic product of $400 billion and a per capita gross domestic product that is at least 60% of the U.S. per capita gross domestic product (an initial list of 19 reference countries is included in the proposed rule). On September 30, 2026, CMS issued a final rule for the GLOBE Model. On October 7, 2026, PhRMA filed a lawsuit in the U.S. District Court for the District of Columbia challenging CMS’ final GLOBE Model and seeking declaratory and injunctive relief. The complaint asserts that CMS exceeded its authority under Section 1115A of the Social Security Act by CMMI’s demonstration authority to impose a mandatory manufacturer rebate regime tied to international reference prices. Although we cannot predict whether, when, or to what extent any of our product candidates, if approved, would become subject to these or future pricing and reimbursement programs, such measures could reduce reimbursement for pharmaceutical products, place downward pressure on pricing, increase rebate, discount, or other payment obligations, limit commercial flexibility, and adversely affect demand for pharmaceutical products.

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

On June 8, 2026, the U.S. Department of Defense released an updated version of its list of “Chinese Military Companies” operating in the United States, pursuant to the requirements of Section 1260H of the National Defense Authorization Act for Fiscal Year 2021. Notably, the Department added WuXi AppTec to the list, along with two other biotechnology companies (Complete Genomics and Novogene). Since WuXi AppTec was recently added to the list, it will be covered under a five-year grandfather clause that allows any contracts signed before the effective date of the ban to be protected through 2031. Nonetheless, on June 11, 2026, WuXi AppTec filed a legal challenge to its designation as a Chinese Military Company. The implications of this action remain unclear. On August 7, 2026, the U.S. District Court for the District of Columbia granted a preliminary injunction prohibiting enforcement of the designation, finding that the company had demonstrated a likelihood of success on its claim that the designation was arbitrary and capricious. The litigation remains ongoing, and while the injunction provides interim relief from the designation, there can be no assurance regarding the ultimate outcome of the case or the potential impact of future governmental actions relating to national security, procurement, supply chain, or biotechnology-related restrictions.

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

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control all matters submitted to stockholders for approval.

Our executive officers, directors and our stockholders who beneficially owned more than 5% of our outstanding common stock as of September 30, 2026, in the aggregate, beneficially owned shares representing approximately 78% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2026, we had 46,712,117 shares of common stock outstanding, which includes the 19,262,500 shares that we sold in our IPO, which may be resold in the public market immediately without restriction, unless purchased by our affiliates. The lock-up agreements entered into in connection with our IPO expired on October 27, 2026, and substantially all of our outstanding shares are now eligible for sale in the public market, subject to Rule 144 volume and other limitations applicable to affiliates.

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

Moreover, holders of an aggregate of 27,442,910 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also filed a registration statement on Form S-8 to register shares of common stock that we may issue under our equity compensation plans. Shares registered under this registration statement on Form S-8 can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, vesting arrangements, exercise of options and warrants, and the lock-up agreements entered into in connection with the IPO.

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

We are committed to remediating the material weaknesses described above. During 2026, with the assistance of a third-party consulting firm, we completed a risk assessment and walkthroughs of our business processes over financial reporting, advanced documentation of the related processes and controls, and designed new and enhanced controls over our financial statement close and reporting process and information technology general controls, including controls over user access and change management. We commenced implementation of these controls during the three months ended September 30, 2026 and expect to commence testing of their operating effectiveness during the fourth quarter of 2026. The material weaknesses will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively, and we cannot predict when remediation will be completed.

We cannot assure our stockholders that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. In addition, neither our management nor an independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses in the future, or otherwise fail to maintain an effective system of internal controls, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and the market price of our common stock may decline as a result.

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

The trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business. We do not have control over these analysts, and there can be no assurance that existing analysts will continue to cover us or that new analysts will begin to cover us. There is also no assurance that any analysts covering us will provide favorable coverage. If one or more of the analysts covering our business downgrade their evaluations of our stock or publish inaccurate or unfavorable research about our business, or provides more favorable relative recommendations about our competitors, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price and trading volume to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2026, has been formatted in Inline XBRL.

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

HEMAB THERAPEUTICS HOLDINGS, INC.

Date: November 10, 2026	By:	/s/ Benny Sørensen, M.D., Ph.D.
Benny Sørensen, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Mads Behrndt, M.Sc.
Mads Behrndt, M.Sc.
Chief Financial Officer and General Manager
(Principal Financial Officer)